Form 10QSB
period 2000-09-30
SYNDICATION NET COM INC
filed 2000-11-17
CIK 1107604

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

                             FORM 10-QSB
                              (Mark One)

[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended
                            September 30, 2000
or

[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from
                             to

                    Commission file number 0-28955

                       SYNDICATION NET.COM, INC.
        (Exact name of registrant as specified in its charter)

                   GENERATION ACQUISITION CORPORATION
                      (Former name of Registrant)

     Delaware                                            52-2218873
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                          The Hartke Building
                          7637 Leesburg Pike
                       Falls Church, Virginia 22043
      (Address of principal executive offices  (zip code))

                             703/748-3480
     (Registrant's telephone number, including area code)

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


            Class                      Outstanding at September 30, 2000
Common Stock, par value $0.0001                5,000,000

                   PART I -- FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                  GENERATION ACQUISITION CORPORATION
                    (A Development Stage Company)
                          Balance Sheet
                      As of September 30, 2000
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



            See accompanying notes to financial statements


                    GENERATION ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statement of Operations
                             (Unaudited)

                                  January 1, 2000 to     March 24, 1999
                                                          (Inception)
                                  September 30, 2000     September 30, 2000

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


See accompanying notes to financial statements


                     GENERATION ACQUISITION CORPORATION
                    (A Development Stage Company)
             Statement of Changes in Stockholder's Equity
            For the Period From March 24, 1999 (Inception)
                        To September 30, 2000
                             (Unaudited)
                                                         Deficit
                                                         Accumulated
                      Common Stock          Additional   During
                          Issued            Paid-In      Development
                    Shares        Amount    Capital      Stage         Total

Common Stock
     Issuance       5,000,000     $  500    $    -       $   -        $  500

Fair value of
expenses contributed   -             -         1,330            -      1,330

Net loss for the periods ended:

December 31, 1999      -             -           -         (1,330)    (1,330)
March 31, 2000         -             -           -            -           -
June 30, 2000          -             -           -            -           -
Sept 30, 2000          -             -           -            -           -

BALANCE AT
Sept. 30, 2000      5,000,000      $  500    $1,300      $ (1,330)     $  500


See accompanying notes to financial statements


                   GENERATION ACQUISITION CORPORATION
                    (A Development Stage Company)
                       Statements of Cash Flows
                              Unaudited

                                January 1, 2000 to           March 24, 1999
                               September 30, 2000           (Inception) to
                                                           September 30, 2000

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

  NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  A.  Organization and Business Operations

  Generation Acquisition Corporation (a development stage company) ("the Company") was incorporated in Delaware on March 24, 1999 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At September 30, 2000 the Company had not yet commenced any formal business operations. The Company's fiscal year end is December 31.

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

  D.  Income Taxes

  The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expense or benefits due to the Company not having any material operations for the period ending September 30, 2000.

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

          C.  Additional Paid-In Capital

   Additional paid-in capital at September 30, 2000 represents the fair value of the amount of organization and professional costs incurred by TPG on behalf of the Company. (See Note 3)

  NOTE 3  AGREEMENT

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

  NOTE 4  RELATED PARTIES

          Legal counsel to the Company is a firm owned by a director of the Company who also owns a controlling interest in the outstanding stock of TPG. (See Note 3)

  NOTE 5 SUBSEQUENT EVENTS

          On October 13, 2000, the Company entered into a business combination with Life2K.com, Inc. and its shareholders for the acquisition of the outstanding shares of Life2K.com in exchange for an aggregate of 10,656,750 shares of the Company by which Life2K.com became a wholly-owned subsidiary of the Company. Following the acquisition, Life2K.com merged with and into the Company and the Company changed its name to SyndicationNet.com,
  Inc.   On November 6, 2000 the Company filed a Current Report on
  Form 8-K reflecting the business combination.

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

          On October 13, 2000, the Company entered into a business transaction with Life2K.com, Inc. and acquired all the outstanding shares of Life2K.com for an exchange of an aggregate of 10,656,750 shares of the common stock of the Company thereby making Life2K.com a wholly-owned subsidiary of the Company. Subsequently Life2K.com merged with and into the Company and the Company changed its name to SyndicationNet.com, Inc. The details of the business combination and merger are described in a Current Report on Form 8-K filed on November 6, 2000.

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

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

          ITEM 5.  OTHER INFORMATION

          Subsequent to the date of the information covered by this report, the Company effected a business combination and changed its name. The details of the business combination are described on the Form 8-K filed by the Company on November 6, 2000.

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

               (b)     Reports on Form 8-K

               There were no reports on Form 8-K filed by the Company during the ended September 30, 2000.



                                SIGNATURES


          Pursuant to the requirements of the Securities Exchange
  Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SYNDICATION NET.COM, INC.


                              By: /s/ Vance Hartke
                                       President

          Dated: November 16, 2000