Form 10KSB40
period 2000-12-31
SYNDICATION NET COM INC
filed 2001-04-16
CIK 1107604

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[X]                  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000
                       ----------------------------------
OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from _____________ to ______________

                       Commission file number:  000-29701


                            SYNDICATION NET.COM, INC
              (Exact name of small business issuer in its charter)

      Delaware                                         57-2218873
     -----------                                      -----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                              The Hartke Building
                               7637 Leesburg Pike
                          Falls Church, Virginia 22043
                   -----------------------------------------
              (Address of principal executive offices)  (zip code)

                   Issuer's Telephone Number:   703/ 748-3480

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes X    No ____
                                                               --

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                                -

State issuer's revenues for its most recent fiscal year.           $7,315,093

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified date within the past 60 days.          $ 0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                Outstanding at December 31, 2000
     -----                                ------------------------------------
     Common Stock, par value $0.0001                 10,781,750

Documents incorporated by reference:    None

================================================================================

                                     PART I

Item 1.  Description of Business

Background

     SyndicationNet.com, Inc. ("SyndicationNet" or the "Company") was incorporated in Delaware on March 24, 1999 under the name Algonquin Acquisition Corporation. In August 1999, Algonquin changed its name to Life2K.com, Inc. On August 16, 1999, Life2K.com, Inc. acquired all the outstanding shares of Kemper Pressure Treated Forest Products, Inc., an operating Mississippi company. On October 13, 2000 Life2K.com, Inc. was acquired by Generation Acquisition Corporation, a public reporting company, as a wholly-owned subsidiary. Subsequently, Life2K.com, Inc. was merged with and into Generation Acquisition Corporation which simultaneously changed its name to "SyndicationNet.com, Inc."

     SyndicationNet is headquartered at the Hartke Building, 7637 Leesburg Pike, Falls Church, Virginia 22043.

Business Development

     SyndicationNet.com, Inc., a Delaware corporation, is a start-up holding company which was formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage Internet business to business ("B2B"), e-commerce businesses and/or traditional brick and mortar businesses. SyndicationNet's strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities.

     SyndicationNet currently has one wholly-owned subsidiary, Kemper Pressure Treated Forest Products, Inc. Kemper is engaged in the retail brokerage business of preservative treated lumber such as utility poles, bridge pilings, timber and guardrail posts. Kemper is also developing computer software applications that will enable Kemper to manage on-line bidding for the treatment, sale and shipment of processed wood.

     SyndicationNet is currently operating at a loss and may need to raise additional funds in the future for its operations. If it is unable to raise additional financing, SyndicationNet may not be able to continue its operations. SyndicationNet may seek additional capital through an offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. If SyndicationNet needs to obtain additional financing, financing may not be available from any source, or not available on terms acceptable to SyndicationNet, and any future offering of securities may not be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of SyndicationNet's outstanding common stock. SyndicationNet could suffer adverse consequences if it is unable to obtain additional capital when needed.

     SyndicationNet, primarily through the marketing efforts of its executive officers, directors and consultants, intends to locate B2B Internet-related companies and/or traditional brick and mortar businesses for which SyndicationNet will act as a general corporate consultant and intends to locate development stage companies as acquisition candidates. SyndicationNet's management team, led by retired United States Senator Vance Hartke, hopes to take advantage of the resources of its directors, specifically in the areas of accounting, e-commerce, finance and politics, to enable SyndicationNet to consult with, acquire and integrate B2B e-commerce companies and/or traditional brick and mortar businesses and to leverage SyndicationNet's collective management resources and experiences. SyndicationNet intends to actively explore synergistic opportunities such as cross marketing efforts within the network of companies it will consult with or acquire.

      SyndicationNet believes that it can add value to development stage B2B e-commerce Internet-related companies and/or traditional brick and mortar businesses by providing or locating seed-capital and SyndicationNet may take advantage of various potential business acquisition opportunities through the issuance of SyndicationNet's securities. SyndicationNet believes it can further assist them in the following areas:

     - to develop and implement business models that capitalize on the Internet's ability to provide solutions to traditional companies;

     - to build a corporate infrastructure including a management team, a qualified sales and marketing department, information technology, finance and business development;

     - to assist them in their ability to manage rapid growth and flexibility to adopt to the changing Internet marketplace and technology;

     - to assist them in evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements and other corporate transactions; and

     - to advise them in matters related to corporate finance, financial reporting and accounting operations.

     In evaluating whether to act as a consultant with a particular company or, perhaps, acquire an interest in an existing company, SyndicationNet intends to apply an analysis which includes, but is not limited to, the following factors:

     1. Industry evaluation to determine inefficiencies that may be alleviated through Internet or e-commerce use and will evaluate the profit potential, the size of the market opportunity and the competition that exists for that particular industry.

     2. Target company evaluation to determine if the target company has the products, services and skills to become successful in its industry.

     3. Overall quality and industry expertise evaluation of a potential acquisition candidate in deciding whether to acquire a target company. If the target company's management skills are lacking, a determination will be made as to whether a restructuring of its corporate infrastructure is feasible and, if done so, whether it would be successful.

     4. Evaluation of SyndicationNet's equity position in a target company and extent that SyndicationNet will be able to exert influence over the direction and operations of the development stage company.

     5. As a condition to any acquisition, SyndicationNet intends to require representation on the company's board of directors to ensure its ability to provide active guidance to the acquired company. SyndicationNet intends to structure its acquisitions to permit the acquired company's management and key personnel to retain an equity stake in the company.

The Company's subsidiary, Kemper Pressure Treated Forest Products, Inc.

     SyndicationNet's wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc. ("Kemper"), was incorporated on December 28, 1987 under the state laws of Mississippi. Kemper was organized to procure, buy, sell and harvest products for treating poles, conventional lumber and wood products, as well as preserve and treat wood and forest products for sale in wholesale and retail markets. On October 9, 1997, Kemper entered into an asset purchase agreement and lease assignment with Electric Mills Wood Preserving, Inc., a Mississippi company, under which Kemper sold all of its assets and reassigned its lease related to its manufacturing enterprise. Currently Kemper acts as a retail broker of treated timber, having eliminated virtually all of its manufacturing capacities.

     Kemper markets, distributes and arranges transportation for its treated pine and hardwood lumber products which are used for utility poles, transmission poles, pilings, bridge timbers, mining ties and guardrail posts. Kemper, in working with the utility industry, procures two classifications of lumber poles:
(i) distribution poles which are typically used for electricity, cable, telephone and other wires and (ii) transmission poles capable of carrying high voltage electricity.

     Kemper currently engages the services of a third party supplier, Electric Mills Wood Preserving, Mississippi, which provides 100% of Kemper's wood treating and procurement services on a purchase order basis. Management believes that, if needed, other suppliers could provide these services on comparable terms. A change in suppliers could, however, cause a delay in manufacturing and a possible loss of sales, which would adversely affect Kemper's results of operations.

     Kemper currently has one customer, Shelby County Forest Products, Inc., Tacoma, Washington, which accounts for 100% of Kemper's revenues. Although Kemper's management team is continually negotiating contracts with potential customers, a loss of its current customer could have a material adverse affect on Kemper's results of operations.

Item 2.  Description of Property

     SyndicationNet is headquartered in the Hartke Building located at 7637 Leesburg Pike, Falls Church, Virginia 22043. Retired United States Senator Vance Hartke, the president of SyndicationNet and the owner of the Hartke Building, has granted SyndicationNet use of office space in the Hartke Building on a rent-free basis. SyndicationNet projects that such office space should be sufficient for its anticipated needs for the foreseeable future. SyndicationNet's telephone number is 703/748-3480 and its fax number is 703/790-5435.

Item 3.  Legal Proceedings

     There is no litigation pending or threatened by or against SyndicationNet.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.


                                    PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

     There is currently no public market for the securities of SyndicationNet.

     The Company intends to take the steps required to cause its common stock to be admitted to quotation on the OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange. The Company has filed a registration statement under the Securities Act of 1933, as amended, to register 561,500 shares of common stock held by current shareholders. Following the effective date of the registration statement, the Company will seek to have its common stock admitted to quotation on the OTC Bulletin Board. The Company does not know when, if at all, the registration statement will be declared effective or its securities admitted to quotation.

     Within the past three years, the Company has issued the following shares of its common stock, par value $.0001 (the "Shares"), for cash or services rendered to the Company and has granted the following warrants to purchase its common stock, absent registration under the Securities Act of 1933, as amended (the "Securities Act") pursuant to the exemption provided in Section 4(2) of the Securities Act for transactions by an issuer not involving a public offering except shares of common stock issued by Generation Acquisition Corporation prior to the stock exchange transaction and name change, which shares were issued in reliance on Rule 506 of the Securities Act. The following information, unless indicated otherwise, is provided as calculated on a post-merger basis.

     Some of the holders of the shares issued below may have subsequently transferred or disposed of their shares and the list does not purport to be a current listing of SyndicationNet's shareholders.

     In October 1995, the Company issued an aggregate of 9,780,000 shares of its common stock to two individuals for services rendered in founding the Company.

     In August 1999, the Company issued 3,750 shares of its common stock to one individual as payment for accrued interest as part of a loan agreement in which the Company borrowed $25,000.

     In September 1999, the Company issued 6,250 shares of its common stock to one individual for accrued interest as part of a loan agreement in which the Company borrowed $25,000.

     On March 25, 1999, the Company issued 5,000,000 (pre-merger) shares of its common stock to TPG Capital Corporation at par of which 4,750,000 shares were later redeemed at par.

      In October 1999, the Company issued 7,500 shares of its common stock (pre-merger) to one individual at a purchase price of $1.00 per share. The Company also issued an aggregate of 50,000 shares of its common stock to five of its directors as compensation for their services.

     In January 2000, the Company issued (i) 20,000 shares of its common stock to Cynthia White as compensation for accounting services rendered to the Company; (ii) 6,000 shares of its common stock to one entity upon the exercise of a certain option agreement to purchase 10,000 shares of the Company's common stock exercisable at $1.00; and (iii) issued 36,000 shares of its common stock upon the conversion of 60,000 (pre-merger) shares of the Company's preferred stock issued to a consultant to the Company in 1995.

     In March 2000, the Company issued 100,000 shares of its common stock to HTRG Consulting LLC as compensation for web hosting, web design and research services rendered to the Company. On March 21, 2000, the Company issued 84,000 shares of its common stock to Mark Solomon, a director of the Company, for a purchase price of $42,000.

     From February through August 2000, the Company issued an aggregate of 322,500 shares of its common stock to ten individuals for an aggregate purchase price of $227,500.

     On June 7, 2000, the Company issued 31,750 shares of its common stock to one individual in exchange for the cancellation of a $25,000 loan.

     On October 16, 2000, the Company issued an aggregate of 60,000 shares of its common stock to five of its directors and its chief financial officer as compensation for services rendered to the Company.

     In November 2000, the Company issued 50,000 shares of its common stock to HTRG Consulting LLC as compensation for web hosting, web design and research services rendered to the Company.

     In November and December 2000, the Company issued 34,000 shares of its common stock to 15 individual investors for an aggregate purchase price of $4,386.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following discussion is intended to provide an analysis of SyndicationNet's financial condition and plan of operation and should be read in conjunction with SyndicationNet's financial statements and the notes thereto. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the growth of SyndicationNet, trends in the results of SyndicationNet's development, anticipated development plans, operating expenses and SyndicationNet's anticipated capital requirements and capital resources. SyndicationNet's actual results could differ materially from the results discussed in the forward-looking statements.

    Although SyndicationNet believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, it can give no assurance that such expectations and assumptions will prove to be correct.

General

     SyndicationNet.com, Inc., a Delaware corporation, is a start-up holding company which was formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage businesses. SyndicationNet's strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities.

     SyndicationNet currently has one wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc. Kemper is engaged in the retail brokerage business of preservative treated lumber such as utility poles, bridge pilings, timber and guardrail posts. Kemper is also developing computer software applications that will enable Kemper to manage on-line bidding for the treatment, sale and shipment of processed wood.

Plan of Operation

     (i) The Company believes that it currently has enough cash on hand, including accounts receivable, to enable it to operate for the next twelve months. The Company's revenues and profits, if any, will depend upon various factors, including whether the Company will be able to effectively evaluate the overall quality and industry expertise of potential acquisition candidates, whether the Company will have the funds to provide seed capital and mezzanine financing to e-commerce and Internet-related companies and whether the Company can develop and implement business models that capitalize on the Internet's ability to provide solutions to traditional companies. The Company may be materially adversely affected if it is unable to secure sufficient funds to finance its proposed acquisitions and operating costs.

     The Company, primarily through the marketing efforts of its executive officers, directors and consultants, intends to locate B2B Internet-related companies and/or traditional brick and mortar businesses for which the Company will act as a general corporate consultant and intends to locate development stage companies as acquisition candidates. Over the next twelve months, the Company's management team, led by retired United States Senator Vance Hartke, hopes to take advantage of the resources of its directors, specifically in the areas of accounting, e-commerce, finance and politics, to enable the Company to consult with, acquire and integrate B2B e-commerce companies and/or traditional brick and mortar businesses and to leverage the Company's collective management resources and experiences. The Company intends to actively explore synergistic opportunities such as cross marketing efforts within the network of companies it will consult with or acquire.

     The Company intends for its management team to identify companies that are positioned to succeed and to assist those companies with financial, managerial and technical support. Over the next 12 months the Company intends to increase revenue and gross profit margin by focusing and expanding its consulting services. It is management's belief that potential acquisition targets can be better identified and assessed for risk if the Company becomes involved with various companies on a consulting capacity. The Company's strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities.

     On September 19, 2000, the Company entered into a Services and Consulting Agreement with Tri-State Metro Territories, Inc, a Delaware corporation ("Tri-State") in the business of selling franchised hair coloring salon units under the copy right name of "haircolorxpress". The Company was retained as Tri-State's consultant to assist in the development of management, sales, and marketing of "haircolorxpress", franchised hair coloring salon units in the District of Columbia, Virginia, Maryland and Delaware. The Company will be compensated from Tri-State at an hourly rate of $150 to $250. For the period ending December 31, 2000, the Company received fees of $51,300 to be applied toward its hourly fees. Initially the agreement is for a term of twenty years with up to four 5-year extensions. The Company hopes that it will enter into several agreements over the next 12 months that will increase consulting fees as well as open dialog for acquisition considerations.

Year Ended December 31st 2000 compared to December 31st 1999 for the
---------------------------------------------------------------------
Company together with its wholly owned subsidiary, Kemper Pressure Treated
--------------------------------------------------------------------------
Forest Products, Inc.
---------------------

     For the year ended December 31, 2000, the Company's revenues increased by 23.4% to $7,315,093 from $5,597,576 for the year ended December 31, 1999. The increase is primarily attributed to the growth of the Company's wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc. It is the position of management that the client base of the subsidiary should expand over the next year and the trend should continue.

     The general operation and management expenses for the period ended December 31, 2000 increased 55% to $570,334 up from $256,555 for the period ending December 31, 1999. It is management's belief that the increase is primarily attributed to the one time expenses related to the Company's recent merger, filing of its registration statement and public offering efforts. The cost of audits, legal fees, and project consulting fees attributed to the merger process and public offering efforts have been extensive, but are expected to decrease over the next 12 months.

     Cost of sales were $7,267,571 for the year ended December 31, 2000, compared to $5,526,429 for the year ended December 31, 1999. This increase in cost of sales was primarily attributable to an increase in the Company's revenue.

     The net losses for the year ended December 31, 2000 were $(485,439) compared to net losses of $(212,220) for the year ended December 31, 1999. The primary reasons for the increase in the current period loss were the costs attributed to the merger and registration process.

     Total current assets increased to $571,761 at December 31, 2000 from $496,150 at December 31, 1999, due primarily to the increase of the Company's accounts receivable. Total current liabilities increased from $998,257 at December 31, 2000 from $962,524 at December 31, 1999.

       The Company has not paid dividends on its common stock, and intends to reinvest its earnings to support its working capital and expansion requirements. The Company intends to continue to utilize its earnings in the development and expansion of the business and does not expect to pay cash dividends in the foreseeable future. It is the belief of management that as the Company moves toward an active trading status the ability to raise capital by stock issuance to effect its business plan is enhanced.

     (ii) The Company does not expect to purchase or sell any manufacturing facilities or significant equipment over the next twelve months.

     (iii) The Company does not foresee any significant changes in the number of its employees over the next twelve months.

Item 7.  Financial Statements

     The financial statements for the year ended December 31, 2000 are attached to this filing.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     There were no changes in or disagreements with accountants on accounting and financial disclosure for the period covered by this report.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

       The Directors and Officers of the Company are as follows:

     Name                Age         Position

     Vance Hartke        81          President and Director

     Mark Griffith       41          Treasurer, Secretary and Director

     Cynthia White       32          Chief Financial Officer

     Name                Age         Position

     Mark Solomon        45          Director

     Wayne Hartke        52          Director

     Howard B. Siegel    57          Director

     SyndicationNet's directors have been elected to serve until the next annual meeting of the stockholders of SyndicationNet and until their respective successors have been elected and qualified or until death, resignation, removal or disqualification. SyndicationNet's Certificate of Incorporation provides that the number of directors to serve on the Board of Directors may be established, from time to time, by action of the Board of Directors. Vacancies in the existing Board are filled by a majority vote of the remaining directors on the Board. SyndicationNet's executive officers are appointed by and serve at the discretion of the Board. Directors receive an annual issuance of 10,000 shares of SyndicationNet's common stock for serving as directors of SyndicationNet and are repaid for expenses incurred in performing their obligations thereof.

     Senator Vance Hartke, Esq. (retired) serves as the President and a director of SyndicationNet. Retired Senator Hartke received his Juris Doctor in 1948 from Indiana University Law School. From 1956 to 1958, Senator Hartke served as the Mayor of the City of Evansville, Indiana. From 1958 to 1976, Vance Hartke served as the United States Senator from Indiana for three terms. Senator Hartke was a member of the United States Senate Finance Committee with jurisdiction over taxes, debt control, international trade, social security, welfare, health and energy, and a member of the United States Senate Commerce Committee with jurisdiction over trade and tourism, business, communication and consumer affairs.

     Former Senator Vance Hartke is a practicing attorney who currently heads "The Hartke Group", a full service family-owned advisory/consulting firm. Over a period of 30 years, Mr. Hartke has been involved with the United Nation, the World Health Organization, the Food and Agricultural Organization, the United Nations Development Program, the World Bank, U.S. Aide, the Overseas Private Investment Corporation, the Export-Import Bank, the Inter American Development Bank and various agencies of the United States Administration, the United States Senate and the United States House of Representatives.

     Senator Hartke is the co-founder of the American Trial Lawyers Association and the founder of the International Executive Service Corps. Senator Hartke currently serves as a director of Neptune Pharmaceuticals USA, Inc., a privately held company that imports and exports pharmaceutical products, and also serves as a director of Wood Holdings, Inc. and Wood Sales, Inc., privately held companies in the wood preservative industry.

     Mark Solomon, Esq. serves as Chairman of the Board of Directors of SyndicationNet. Mr. Solomon received a Bachelor of Science Degree from Nova University in 1976 and received his Juris Doctor from Nova University Law School in 1979. Mr. Solomon is a practicing attorney specializing in criminal law.

     Cynthia White serves as the Chief Financial Officer of SyndicationNet. Since October, 1991, Ms. White has owned The Accelerated Group, Inc., an accounting firm which specializes in corporate and individual taxes, audits, financial reporting and business consultation. From 1992 to 1993, Ms. White also served as the Comptroller for Optoelectronics, Inc. and prior to that she served as an accountant for Florida Business Services, Inc. and the accounting firm of James and Surman, CPA. In 1992, Ms. White received her B.A. from Florida Atlantic University with a major in accounting. Ms. White also serves as the treasurer for the Boca Raton Society for the Disabled, Inc.

     Mark Griffith serves as the Treasurer, Secretary and a director of SyndicationNet. Mr. Griffith received his Bachelor of Arts degree in History and in Education from Salisbury State University in 1984. From December 2000 to the present, Mr. Griffith has served as the senior compliance examiner for Sterling Financial Investment Group, Florida. From September 2000 to December 2000, Mr. Griffith worked as a registered securities principal with National Securities, Inc., a Florida based securities firm. From 1997 to September, 2000, Mr. Griffith served as the Chief Compliance Officer for the Agean Group, a Florida based securities firm. Prior to 1997, Mr. Griffith worked as a stockbroker for J.W. Grant and Associates.

     Wayne Hartke, Esq. serves as a director of SyndicationNet. Mr. Hartke received his Bachelor of Arts degree from the University of Pennsylvania in 1970 and received his Juris Doctor in 1973 from the California Western School of Law. Mr. Hartke, since 1978, has been a partner in the law firm of Hartke & Hartke and is currently admitted to the bars of the District of Columbia, Virginia and California. Mr. Hartke served as corporate counsel to Norris Satellite Communications, Inc. where he participated in negotiations with Sprint, Orbital Sciences Corporation, Harris Corporation and Echostar regarding satellite launch contracts. Mr. Hartke also has experience in Federal Communications Commission license applications, the development and sale of coal properties, international crude oil purchases and the acquisition and marketing of Internet domain names.

     Mr. Hartke currently serves as a director of Tong-1 Pharmaceuticals, Inc., a privately held retail chain of drug stores operating in China. Mr. Hartke also serves as a director of Wood Holdings, Inc. and Wood Sales, Inc., privately held companies in the wood preservative industry. Mr. Wayne Hartke is the son of Senator Vance Hartke, the President and a director of SyndicationNet.

     Howard S. Siegel serves as a director of SyndicationNet. Mr. Siegel received his Juris Doctor in 1969 from St. Mary's University Law School. Since 1969, Mr. Siegel has been a practicing attorney. For the past five years, Mr. Siegel has worked with the law office of Yuen & Associates, located in Houston, Texas. Prior to working for Yuen & Associates, Mr. Siegel was employed with the Internal Revenue Service, Tenneco, Inc., Superior Oil Company and Braswell & Paterson. Mr. Siegel serves as a director of Golden Triangle Industries, Inc.
(GTII), a public company traded on the Nasdaq exchange, and serves as a director for Signature Motor Cars, Inc, a privately-held company.

Item 10. Executive Compensation

       No officer or director received compensation from SyndicationNet in excess of $100,000 during the fiscal year ended December 31, 2000.


SUMMARY COMPENSATION TABLE

     Name and Principal Position    Year  Salary
                                    ----  ------

     Vance Hartke                   2000      $0


Item 11. Security Ownership of Certain Beneficial Owners and Management

       The following table sets forth, as of December 31, 2000, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the directors and officers of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.


                                                                Shares of
                                                               common stock
Name, Position and Address           Beneficially Owned (1)  Percent of Class
--------------------------          -----------------------  ----------------

Vance Hartke                                  20,000                (*)
President and director
7637 Leesburg Pike
Falls Church, Virginia 22043

Mark Griffith                                 20,000                (*)
Secretary, Treasurer and director
465 N.E. 3rd Street
Boca Raton, Florida 33432



                                                                Shares of
                                                               common stock
Name, Position and Address           Beneficially Owned (1)  Percent of Class
--------------------------          -----------------------  ----------------

Cynthia White                                 30,000                (*)
Chief Financial Officer
7637 Leesburg Pike
Falls Church, Virginia 22043

Mark Solomon                                 104,000                (*)
Director
901 South  Federal Highway
Fort Lauderdale, Florida 22216

Wayne Hartke                                  20,000                (*)
Director
7637 Leesburg Pike
Falls Church, Virginia 22043

Howard B. Siegel                              20,000                (*)
Director
15902 South Barker Landing
Houston, Texas 77079

Dale Hill                                  4,708,366              43.6%
5056 Westgrove Drive
Dallas, Texas 75248

Brian Sorrentino                           3,732,924              34.6%
Consultant
PO Box 484
Damascus, Maryland 20872

All Officers and Directors                   214,000              1.98%
as a group (6 persons)


--------------------
*    Represent less than 1% of the outstanding shares of SyndicationNet.

(1) Based upon 10,781,750 shares of SyndicationNet's common stock issued and outstanding as of April 1, 2001.


Item 12. Certain Relationships and Related Transactions

     SyndicationNet.com ratified a corporate service consulting agreement that Kemper had with Source Management Services, Inc. Source Management is to oversee the general activities of Kemper on a day to day basis, develop and execute Kemper's business plan, assist in the preparation of audits, registration statements and the listing of SyndicationNet.com securities on the OTC Bulletin Board. For the fiscal year 2000, SyndicationNet.com has agreed to compensate Source Management the greater of $150 per hour or $17,500 per month. If and when SyndicationNet.com's securities are traded on any United States stock exchange, Source Management will receive 5% of the outstanding shares of SyndicationNet.com's common stock.

     SyndicationNet borrowed $105,000 from Brian Sorrentino, a greater than 5% shareholder of SyndicationNet's common stock and the principal of Source Management Services. SyndicationNet executed a promissory note for the loan amount at an interest rate of 12% per annum. The loan, due March 3, 2000, has not been paid as of the date of this filing.

     In September 1999, SyndicationNet borrowed $25,000 from Dr. Rati Kenta Dutta, a shareholder. Dr. Dutta agreed to cancel such loan together with any accrued interest in exchange for an aggregate of 38,000 shares of SyndicationNet's common stock which shares were issued to Dr. Dutta in August 2000.

Item 13. Exhibits and Reports on Form 8-K

       (a)  Exhibits

3.1** Certificate of Incorporation, filed with the registration statement of Generation Acquisition Corporation on Form 10-SB (file No. 000-29701) filed with the Commission and incorporated herein by reference.

3.2** By-Laws of the Company, filed with the registration statement of Generation Acquisition Corporation on Form 10-SB (file No. 000-29701) filed with the Commission and incorporated herein by reference.

4.1** Agreement and Plan of Reorganization among Generation Acquisition Corporation, Life2K, Inc., and the shareholders of Life2K, Inc. filed on Form 8-K with the Commission on November 6, 2000 and incorporated herein by reference.

4.2**  Agreement and Plan of Merger between Generation Acquisition
       Corporation and Life2K Acquisition Corporation filed on Form 8-K with the Commission on November 6, 2000 and incorporated herein by reference.


**     Previously filed.


       (b) SyndicationNet filed a Form 8-K with the Securities and Exchange Commission on November 6, 2000.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)

                       CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

                                C O N T E N T S


Independent Auditors' Report...............................  3

Consolidated Balance Sheet.................................  4

Consolidated Statements of Operations......................  5

Consolidated Statements of Stockholders' Equity (Deficit)..  6

Consolidated Statements of Cash Flows......................  7

Notes to the Consolidated Financial Statements.............  8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
Syndication Net.com, Inc. and Subsidiary
(Formerly Life2K.com, Inc.)
Falls Church, Virginia

We have audited the accompanying consolidated balance sheet of Syndication Net.com, Inc. and Subsidiary (formerly Life2K.com, Inc.) at December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syndication Net.com, Inc. and Subsidiary (formerly Life2K.com, Inc.) as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and a deficit in stockholders' equity, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



HJ & Associates, LLC
Salt Lake City, Utah
March 27, 2001

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                           December 31,
                                                               2000
                                                             --------
CURRENT ASSETS

 Cash                                                      $        45
 Accounts receivable (Note 1)                                  571,716
                                                           -----------

  Total Current Assets                                         571,761
                                                           -----------

PROPERTY AND EQUIPMENT - NET (Note 2)                            1,820
                                                           -----------

  TOTAL ASSETS                                             $   573,581
                                                           ===========

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
   ---------------------------------------------

CURRENT LIABILITIES


 Accounts payable                                          $   870,644
 Accrued expenses (Note 3)                                      22,613
 Notes payable - related party (Note 6)                        105,000
                                                           -----------

  Total Current Liabilities                                    998,257
                                                           -----------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 20,000,000 shares authorized of
  $0.0001 par value, no shares issued and outstanding                -
 Common stock: 100,000,000 shares authorized of $0.0001
  par value, 10,781,750 shares issued and outstanding            1,078
 Additional paid-in capital                                    791,749
 Accumulated deficit                                        (1,217,503)
                                                           -----------

  Total Stockholders' Equity (Deficit)                        (424,676)
                                                           -----------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)     $   573,581
                                                           ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)
                     Consolidated Statements of Operations


                                     For the Years Ended
                                         December 31,
                                   ------------------------
                                       2000         1999
                                   ----------   ----------
SALES                              $7,315,093   $5,597,576

COST OF GOODS SOLD                  7,267,571    5,526,429
                                   ----------   ----------

GROSS MARGIN                           47,522       71,147
                                   ----------   ----------

OPERATING EXPENSES

 Depreciation                             910          910
 General and administrative           570,334      256,555
                                   ----------   ----------

  Total Operating Expenses            571,244      257,465
                                   ----------   ----------

OPERATING LOSS                       (523,722)    (186,318)
                                   ----------   ----------

OTHER INCOME (EXPENSES)

 Other income                          51,300            -
 Interest expense                     (13,017)     (26,179)
 Interest income                            -          277
                                   ----------   ----------

  Total Other Income (Expenses)        38,283      (25,902)
                                   ----------   ----------

NET LOSS                           $ (485,439)  $ (212,220)
                                   ==========   ==========

BASIC LOSS PER SHARE               $    (0.05)  $    (0.02)
                                   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)
           Consolidated Statements of Stockholders' Equity (Deficit)



                                                Preferred Stock             Common Stock         Additional
                                       -------------------------------  -----------------------   Paid-In    Accumulated
                                            Shares          Amount        Shares      Amount      Capital     Deficit
                                       ----------------  -------------  ----------  -----------  ---------  ------------

Balance, December 31, 1998                           -            $ -    9,813,916       $  981  $192,209   $  (519,844)

Recapitalization                                60,000              6      189,312           19       (25)            -

Common stock issued for cash at
 $1.65 per share                                     -              -        7,572            1    12,499             -

Capital contributions, 1999                          -              -            -            -    60,000             -

Net loss for the year ended
 December 31, 1999                                   -              -            -            -         -      (212,220)
                                       ---------------   ------------   ----------       ------  --------   -----------

Balance, December 31, 1999                      60,000              6   10,010,800        1,001   264,683      (732,064)

Conversion of preferred shares
 to common stock                               (60,000)            (6)      36,000            4         2             -

Common stock issued for cash at
 prices ranging from $0.83 to $2.50
 per share                                           -              -      193,500           19   227,482             -

Common stock issued for cash and
 services at $1.67 per share                         -              -       50,400            5    83,995             -

Common stock issued for services
 at $1.67 per share                                  -              -       78,000            8   129,992             -

Common stock issued for conversion
 of debt at $1.64 per share                          -              -       19,050            2    31,248             -

Recapitalization                                     -              -      250,000           25       (25)            -

Common stock issued for cash at
 $0.047 per share                                    -              -       94,000            9     4,377             -

Common stock issued for services
 at $1.00 per share                                  -              -       50,000            5    49,995             -

Net loss for the year ended
 December 31, 2000                                   -              -            -            -         -      (485,439)
                                       ---------------   ------------   ----------       ------  --------   -----------

Balance, December 31, 2000                           -   $         -    10,781,750       $1,078  $791,749   $(1,217,503)
                                       ===============   ============   ==========       ======  ========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)
                     Consolidated Statements of Cash Flows

                                                    For the Years Ended
                                                       December 31,
                                                  ----------------------
                                                     2000        1999
                                                  ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net loss                                         $(485,439)  $(212,220)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation                                          910         910
  Common stock issued for services                  249,000           -
 Changes in operating assets and liabilities:
  (Increase) in accounts receivable                 (83,876)    (50,633)
  Increase in accounts payable                       85,255      17,786
  Increase in accrued expenses                        6,728      22,135
                                                  ---------   ---------

   Net Cash Used in Operating Activities           (227,422)   (209,522)
                                                  ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES                      -           -
                                                  ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES

 Proceeds from notes payable - related party              -     155,000
 Payments on notes payable - related party          (25,000)          -
 Proceeds from issuance of common stock             246,887      12,500
 Proceeds from additional capital contribution            -      60,000
                                                  ---------   ---------

   Net Cash Provided by Financing Activities        221,887     215,000
                                                  ---------   ---------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                    (5,535)      5,478

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR          5,580         102
                                                  ---------   ---------

CASH AND CASH EQUIVALENTS, END OF YEAR            $      45   $   5,580
                                                  =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

 Income taxes                                     $       -   $       -
 Interest                                         $  12,539   $   4,044

Non-Cash Financing Activities

 Stock issued for services                        $ 249,000   $       -
 Stock issued for outstanding debt                $  31,250   $       -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       a.  Organization

       The consolidated financial statements presented are those of Syndication Net.com, Inc. (formerly Life2K.com, Inc.) (Syndication) and its wholly-owned subsidiary, Kemper Pressure Treated Forest Products, Inc. (Kemper).
       Collectively, they are referred to herein as the "Company".   Syndication
       was incorporated under the name of Generation Acquisition Corporation (Generation) on March 25, 1999 under the laws of the State of Delaware to engage in any lawful act or activity. Effective August 16, 1999, Life2K.com, Inc. (Life2K) issued 16,200,000 shares of its common stock and 60,000 shares of its preferred stock in exchange for the issued and outstanding stock of Kemper. Effective October 13, 2000, pursuant to an Agreement and Plan of Organization between Generation Acquisition Corporation and Life2K, Generation Acquisition Corporation issued 10,387,750 shares of its outstanding common stock for 100% of the outstanding shares of Life2K. As part of the transaction, Life2K was merged with and into Generation Acquisition Corporation, Life2K was dissolved and Generation Acquisition Corporation changed its name to Syndication Net.com, Inc.

       Kemper was incorporated on December 28, 1987 under the State laws of Mississippi. Kemper was organized to procure, buy, sell and harvest forest products for treating poles, conventional lumber and wood products, as well as preserve and treat wood and forest products for sale in wholesale and retail markets.

       On October 9, 1997, Kemper entered into an asset purchase agreement and lease assignment under which it conditionally sold all of its assets as well as reassigned its lease related to its manufacturing enterprise. From that time, Kemper has acted as a retail broker, having eliminated virtually all of its manufacturing capacity.

       At the time of the acquisition of Kemper, Life2K was essentially inactive, with no operations and minimal assets. Additionally, the exchange of Life2K's common stock for the common stock of Kemper resulted in the former stockholders of Kemper obtaining control of Life2K. Accordingly, Kemper became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of Kemper with no adjustment to the basis of Kemper's assets acquired or liabilities assumed. For legal purposes, Life2K was the surviving entity.

       At the time of the acquisition of Life2K, Syndication was essentially inactive, with no operations and minimal assets. Additionally, the exchange of Syndication's common stock for the common stock of Life2K resulted in the former stockholders of Life2K obtaining control of Syndication. Accordingly, Life2K became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of Life2K with no adjustment to the basis of Life2K's assets acquired or liabilities assumed. For legal purposes, Syndication was the surviving entity.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

       b.  Accounting Method

       The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

       c.  Cash and Cash Equivalents

       The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

       d.  Accounts Receivable

       Accounts receivable consist entirely of an amount due from one customer. As management of the Company believes the amount to be fully collectible, no allowance for doubtful accounts has been recorded at December 31, 2000.

       e.  Basic Loss Per Share

       The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                                    For the Years Ended
                                        December 31,
                                  -------------------------
                                      2000         1999
                                  -----------   ----------
          Loss (numerator)        $  (485,439)  $ (212,220)
          Shares (denominator)     10,396,192    9,886,570
          Per share amount              (0.05)  $    (0.02)

       f.  Change in Accounting Principle

       The Company has adopted the provisions of FASB Statement No. 138 "Accounting for Certain Derivative Instruments and Hedging Activities, (an amendment of FASB Statement No. 133.)" Because the Company had adopted the provisions of FASB Statement No. 133, prior to June 15, 2000, this statement is effective for all fiscal quarters beginning after June 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

       f.  Change in Accounting Principle (Continued)

       The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standard for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on consistent application of a financial-components approach that focuses on control. Under that approach, the transfer of financial assets, the Company recognized the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. This statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this principle had no material effect on the Company's consolidated financial statements.

       The Company has adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)". This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

       g.  Property and Equipment

       Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed form the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over a period of five years.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

       h.  Provision for Taxes

       At December 31, 2000, the Company had net operating loss carryforwards of approximately $1,217,000 that may be offset against future taxable income through 2020. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

       The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:

For the Years Ended
                                                                          December 31,
                                                                     ----------------------
                                                                        2000        1999
                                                                     ---------   ---------
Income tax benefit at statutory rate                                 $ 184,460   $  80,644
Change in valuation allowance                                         (184,460)    (80,644)
                                                                     ---------   ---------

                                                                     $       -   $       -
                                                                     =========   =========

Deferred tax assets (liabilities) are comprised of the following:

                                                                      For the Years Ended
                                                                           December 31,
                                                                      --------------------
                                                                        2000        1999
                                                                     ---------   ---------

Income tax benefit at statutory rate                                 $ 462,460   $ 278,000
Change in valuation allowance                                         (462,460)   (278,000)
                                                                     ---------   ---------

                                                                     $       -   $       -
                                                                     =========   =========

       Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

       i.  Principles of Consolidation

       The consolidated financial statements include those of Syndication and its wholly-owned subsidiary, Kemper.

       All material intercompany accounts and transactions have been eliminated.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

       j.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       k.  Advertising

       The Company follows the policy of charging the costs of advertising to expense as incurred.

       l.  Revenue Recognition Policy

       Revenue is recognized upon shipment of goods to the customer.

       m.  Concentrations of Risk

       Concentration in the Volume of Business Transacted with a Particular
       --------------------------------------------------------------------
       Supplier
       --------

       The Company currently engages the services of only one supplier, which provides 100% of its wood treating and procurement services. Although there are a limited number of manufacturers which provide wood treating and procurement services, management believes that other suppliers could provide these services on comparable terms. A change in suppliers, however, could cause a delay in manufacturing and a possible loss of sales, which would affect operating results adversely.

       Concentration in the Volume of Business Transacted with a Particular
       --------------------------------------------------------------------
       Customer
       --------

       The Company currently has one major customer which accounts for 100% of its revenues. Although the Company is continually negotiating contracts with potential customers, a loss of this customer could greatly affect the operating results of the Company.

NOTE 2 -  PROPERTY AND EQUIPMENT

       Property and equipment consists of the following at December 31, 2000:

       Office equipment              $ 4,550
       Accumulated depreciation       (2,730)
                                     -------

       Net property and equipment    $ 1,820
                                     =======


                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 2 -  PROPERTY AND EQUIPMENT (Continued)

       Depreciation expense for the years ended December 31, 2000 and 1999 was $910 and $910, respectively.

NOTE 3 -  ACCRUED EXPENSES

       At December 31, 2000, accrued expenses consist of $22,613 of interest payable associated with the related party - notes payable (Note 6).

NOTE 4 -  COMMITMENTS AND CONTINGENCIES

       On May 18, 1999, the Company entered into an agreement to acquire a reporting United States corporation with audited financial statements showing no material assets or liabilities. The Company agreed to pay $100,000 for its services in regard to the transaction. Payment of this amount is to be made as follows:

       $10,000 on execution of the agreement, $30,000 on delivery of offering materials under rules 504 and/or 506, $35,000 on the business combination and $25,000 on the filing of a Form 8-K with the Securities and Exchange Commission. If the Company does not elect to make any offerings under rules 504 or 506, then the payment due on the business combination will be $60,000.

       On April 7, 1999, the Company ratified its corporate service consulting agreement with Source Management Services, Inc. (Source), a related company owned by a significant shareholder. Source is to oversee the general activities of the Company on a day-to-day basis, develop and execute a business plan, and assist in other ongoing administrative issues. For the year ended December 31, 2000, the Company agreed to pay Source the greater of $150 per hour or $17,500 per month. The Company has also agreed to award Source a bonus of 5% of the outstanding shares of stock when the Company's securities are traded on any United States stock exchange.

       On September 19, 2000, the Company entered into a Services and Consulting Agreement with Tri-State Metro Territories, Inc. (Tri-State), a business that sells franchised hair coloring salon units under the copyright name of "haircolorxpress." The Company was retained as Tri-State's consultant to assist in the development of management, sales and marketing of "haircolorxpress" franchised hair coloring salon units. The Company received a total of $51,300 during 2000 as a result of the consulting agreement with Tri-State. The agreement is for a term of twenty years with up to four, five-year extensions. The Company is currently in negotiations with a number of companies that are interested in entering into similar consulting agreements.

NOTE 5 -  PREFERRED STOCK

       The shareholders of the Company have authorized 20,000,000 shares of preferred stock with a par value of $0.0001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

       On January 1, 2000, the remaining 60,000 Series A preferred shares were converted into common shares, thus, at December 31, 2000, no preferred shares were outstanding.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (Formerly Life2K.com, Inc.)
                 Notes to the Consolidated Financial Statements
                           December 31, 2000 and 1999


NOTE 6 -  NOTES PAYABLE - RELATED PARTY

       Notes payable to related parties consisted of the following at December 31, 2000:

 Note payable to a related party, due on demand, plus  interest

 at 12% per annum, unsecured.                                        $ 105,000

Less: Current Portion                                                $(105,000)
                                                                     ---------

Long-Term Notes Payable to Related Parties                           $    -
                                                                     =========

The aggregate principal maturities of notes payable to related parties are as follows:

           Year Ended
           December 31,                                                Amount
          -------------                                              ---------

              2001                                                   $ 105,000
              2002                                                        -
              2003                                                        -
              2004                                                        -
              2005 and thereafter                                         -
                                                                     ---------

                       Total                                         $105,000
                                                                     =========

NOTE 7 -  GOING CONCERN

       The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,217,503 at December 31, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty.

       It is management's intent to acquire Internet and E-commerce companies as well as develop a software for online bidding services. Management believes this bidding service process will allow the Company to bid and package contracts online for the treatment, sale and shipment of processed wood. In addition, management believes that being a publicly traded company will enhance their negotiating leverage as well as provide a source of additional funding if needed.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SYNDICATION NET.COM, INC.


                                        By: /s/ Vance Hartke
                                            ----------------
                                             President

                                        By: /s/ Cynthia White
                                            -------------------
                                            Chief Financial Officer
                                            and Principal Accounting Officer


Dated: April 11, 2001


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                            Officer                          Date
----                            -------                         ------
/s/ Mark Griffith               Treasurer, Secretary        April 11, 2001
                                and Director

                                                            April  11, 2001
/s/ Mark Solomon                Director

                                                            April  11, 2001
/s/ Wayne Hartke                Director

                                                            April  10, 2001
/s/ Howard B. Siegel            Director