Form 10QSB
period 2001-03-31
SYNDICATION NET COM INC
filed 2001-05-21
CIK 1107604

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10QSB
(Mark One)

[X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended
                                March 31, 2001

  OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR
       15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from
                                      to


                       Commission file number  000-29701


                           SYNDICATIONNET.COM, INC.
            (Exact name of registrant as specified in its charter)



           DELAWARE                                               57-2218873
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


                              The Hartke Building
                              7637 Leesburg Pike
                         Falls Church, Virginia 22043
             (Address of principal executive offices  (zip code))


                                 703/ 748-3480
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No [_]
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                              Outstanding at March 31, 2001
Common Stock, par value $0.0001               10,781,750

               PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                           SYNDICATION NET.COM, INC.
                                AND SUBSIDIARY

                       CONSOLIDATED FINANCIAL STATEMENTS

                     March 31, 2001 and December 31, 2000

                   SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          Consolidated Balance Sheets


                                    ASSETS
                                    ------


                                         March 31,     December 31,
                                           2001           2000
                                       ------------    -----------
                                         (Unaudited)
CURRENT ASSETS

 Cash                                                  $    25,277  $        45
 Accounts receivable (Note 1)                              969,102      571,716
                                                       -----------  -----------

  Total Current Assets                                     994,379      571,761
                                                       -----------  -----------

PROPERTY AND EQUIPMENT - NET (Note 2)                        1,592        1,820
                                                       -----------  -----------

  TOTAL ASSETS                                         $   995,971  $   573,581
                                                       ===========  ===========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                ----------------------------------------------

CURRENT LIABILITIES

 Accounts payable                                      $ 1,258,895  $   870,644
 Notes payable - related party (Note 6)                    105,000      105,000
 Accrued expenses (Note 3)                                  25,613       22,613
                                                       -----------  -----------

   Total Current Liabilities                             1,389,508      998,257
                                                       -----------  -----------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred stock: 20,000,000 shares authorized of
  $0.0001 par value, no shares issued or outstanding             -            -
 Common stock: 100,000,000 shares authorized of
  $0.0001 par value, 10,781,750 shares issued and
  outstanding                                                1,078        1,078
 Additional paid-in capital                                791,749      791,749
 Accumulated deficit                                    (1,186,364)  (1,217,503)
                                                       -----------  -----------

   Total Stockholders' Equity (Deficit)                   (393,537)    (424,676)
                                                       -----------  -----------

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                   $   995,971  $   573,581
                                                       ===========  ===========


  The accompanying notes are an integeral part of these fonancial statements.

                   SYNDICATION NET.COM, INC. AND SUBSIDIARY
                     Consolidated Statements of Operations
                                  (Unaudited)

                                        For the Three Months Ended
                                                March 31,
                                        --------------------------
                                           2001            2000
                                        -----------     ----------

NET SALES                               $ 2,268,996     $1,638,495

COST OF SALES                             2,254,798      1,627,128
                                        -----------     ----------

GROSS MARGIN                                 14,198         11,367
                                        -----------     ----------

OPERATING EXPENSES

 Depreciation                                   228            228
 General and administrative                  65,316         74,472
                                        -----------     ----------

  Total Operating Expenses                   65,544         74,700
                                        -----------     ----------

INCOME (LOSS) FROM OPERATIONS               (51,346)       (63,333)
                                        -----------     ----------

OTHER INCOME (EXPENSE)

 Other income                                85,485              -
 Interest expense                            (3,000)        (2,200)
                                        -----------     ----------

  Total Other Income (Expense)               82,485         (2,200)
                                        -----------     ----------

NET INCOME (LOSS)                       $    31,139     $  (65,533)
                                        ===========     ==========

BASIC INCOME (LOSS) PER SHARE           $      0.00     $    (0.01)
                                        ===========     ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                   SYNDICATION NET.COM, INC. AND SUBSIDIARY
           Consolidated Statements of Stockholders' Equity (Deficit)

                                                 Preferred Stock              Common Stock        Additional
                                         ------------------------------- ------------------------  Paid-In     Accumulated
                                              Shares          Amount        Shares      Amount     Capital      Deficit
                                         ----------------  -------------  ----------  -----------  ---------  ------------
Balance, December 31, 1998                             -   $           -   9,813,916  $       981  $192,209   $   (519,844)

Recapitalization                                  60,000               6     189,312           19       (25)             -

Common stock issued for cash at
 $1.65 per share                                       -               -       7,572            1    12,499              -

Capital contributions, 1999                            -               -           -            -    60,000              -

Net loss for the year ended
 December 31, 1999                                     -               -           -            -         -       (212,220)
                                         ---------------   -------------  ----------  -----------  --------   ------------

Balance, December 31, 1999                        60,000               6  10,010,800        1,001   264,683       (732,064)

Conversion of preferred shares
 to common stock                                 (60,000)             (6)     36,000            4         2              -

Common stock issued for cash at
 prices ranging from $0.83 to $2.50
 per share                                             -               -     193,500           19   227,482              -

Common stock issued for cash and
 services at $1.67 per share                           -               -      50,400            5    83,995              -

Common stock issued for services
 at $1.67 per share                                    -               -      78,000            8   129,992              -

Common stock issued for conversion
 of debt at $1.64 per share                            -               -      19,050            2    31,248              -

Recapitalization                                       -               -     250,000           25       (25)             -

Common stock issued for cash at
 $0.047 per share                                      -               -      94,000            9     4,377              -

Common stock issued for services
 at $1.00 per share                                    -               -      50,000            5    49,995              -

Net loss for the year ended
 December 31, 2000                                     -               -           -            -         -       (485,439)
                                         ---------------   -------------  ----------  -----------  --------   ------------

Balance, December 31, 2000                             -               -  10,781,750        1,078   791,749     (1,217,503)

Net income for the three months ended
 March 31, 2001 (unaudited)                            -               -           -            -         -         31,139
                                         ---------------   -------------  ----------  -----------  --------   ------------

Balance, March 31, 2001 (unaudited)                    -   $           -  10,781,750  $     1,078  $791,749   $ (1,186,364)
                                         ===============   =============  ==========  ===========  ========   ============

  The accompanying notes are an integral part of these consolidated financial statements.

                   SYNDICATION NET.COM, INC. AND SUBSIDIARY
                    Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                         For the Three Months Ended
                                                                                  March 31,
                                                                   ---------------------------------------
                                                                         2001                  2000
                                                                   -----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES

 Net income (loss)                                                 $          31,139     $         (65,533)
 Adjustments to reconcile net income (loss) to
  net cash provided (used) by operating activities:
   Depreciation                                                                  228                   228
 Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                               (397,386)              165,779)
   Increase (decrease) in accrued expenses                                     3,000                (2,885)
   Increase (decrease) in accounts payable                                   388,251               111,612
                                                                   -----------------     -----------------

     Net Cash Provided (Used) by Operating Activities                         25,232               122,357)
                                                                   -----------------     -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                            -                     -
                                                                   -----------------     -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

 Payment on notes payable - related party                                       -                  (25,000)
 Proceeds from issuance of common stock                                         -                  160,001
                                                                   -----------------     -----------------

      Net Cash Provided by Financing Activities                                 -                  135,001
                                                                   -----------------     -----------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                             25,232                12,644

CASH AT BEGINNING OF PERIOD                                                       45                 5,580
                                                                   -----------------     -----------------

CASH AT END OF PERIOD                                              $          25,277     $          18,224
                                                                   =================     =================

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash Paid For:

 Interest                                                          $            -        $            -
 Income taxes                                                      $            -        $            -

      The accompanying notes are an integral part of these consolidated financial statements.

                   SYNDICATION NET.COM, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                     March 31, 2001 and December 31, 2000


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

                   SYNDICATION NET.COM, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial statements
                     March 31, 2001 and December 31, 2000


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

          d.  Accounts Receivable

          Accounts receivable consist entirely of an amount due from one customer. As management of the Company believes the amount to be fully collectible, no allowance for doubtful accounts has been recorded at March 31, 2001 and December 31, 2000.

          e.  Basic Loss Per Share

          The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:



                                                          For the
                                                    Three Months Ended
                                                         March 31,
                                                --------------------------

                                                    2001          2000
                                                -----------   ------------
                                                (Unaudited)   (Unaudited)

          Income (loss) (numerator)             $    31,139   $    (65,533)

          Weighted average shares
            outstanding (denominator)            10,781,750     10,179,420
                                                -----------   ------------

          Basic income (loss) per share         $      0.00   $      (0.01)
                                                ===========   ============

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

                   SYNDICATION NET.COM, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial statements
                     March 31, 2001 and December 31, 2000


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

          g.  Property and Equipment

          Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over a period of five years.

                   SYNDICATION NET.COM, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                     March 31, 2001 and December 31, 2000


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

          Any material intercompany accounts and transactions have been eliminated.

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

                   SYNDICATION NET.COM, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                     March 31, 2001 and December 31, 2000


NOTE 1 -  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
          (Continued)

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

          n.  Unaudited Consolidated Financial Statements

          The accompanying unaudited consolidated financial statements include all of the adjustments which, in the opinion of management, are necessary for a fair presentation. Such adjustments are of a normal recurring nature.

NOTE 2 -  PROPERTY AND EQUIPMENT

          Property and equipment consists of the following:


                                               March 31,   December 31,
                                                 2001          2000
                                            -------------  -------------
                                              (Unaudited)

          Office equipment                  $      4,550   $      4,550
          Accumulated depreciation                (2,958)        (2,730)
                                            ------------   ------------

          Net property and equipment        $      1,592   $      1,820
                                            ============   ============

Depreciation expense for the three months ended March 31, 2001 and 2000 was $228 and $228, respectively.

                   SYNDICATION NET.COM, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                     March 31, 2001 and December 31, 2000


NOTE 3 -  ACCRUED EXPENSES

          At March 31, 2001 and December 31, 2000, accrued expenses consist of $25,613 and $22,613, respectively, of interest payable associated with the related party -notes payable (Note 6).

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

          On September 19, 2000, the Company entered into a Services and Consulting Agreement with Tri-State Metro Territories, Inc. (Tri-State), a business that sells franchised hair coloring salon units under the copyright name of "haircolorxpress." The Company was retained as Tri-State's consultant to assist in the development of management, sales and marketing of "haircolorxpress" franchised hair coloring salon units. The Company received a total of $51,300 during 2000 as a result of the consulting agreement with Tri-State. The Company received an additional $85,485 during the three months ended March 31, 2001 under the consulting agreement. The agreement is for a term of twenty years with up to four, five-year extensions. The Company is currently in negotiations with a number of companies that are interested in entering into similar consulting agreements.

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

                   SYNDICATION NET.COM, INC. AND SUBSIDIARY
                Notes to the Consolidated Financial Statements
                     March 31, 2001 and December 31, 2000


NOTE 6 -  NOTES PAYABLE - RELATED PARTY

          Notes payable to related parties consisted of the following:

                                                                     March 31,        December 31,
                                                                        2001              2000
                                                                   -------------     -------------
                                                                    (Unaudited)
          Note payable to a related party, due on demand,
           plus interest at 12% per annum, unsecured.              $     105,000     $     105,000

          Less: Current Portion                                         (105,000)         (105,000)
                                                                   -------------     -------------

          Long-Term Notes Payable to Related Parties               $           -     $           -
                                                                   =============     =============


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion is intended to provide an analysis of SyndicationNet's financial condition and plan of operation and should be read in conjunction with SyndicationNet's financial statements and its related notes. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the growth of SyndicationNet, trends in the results of SyndicationNet's development, anticipated development plans, operating expenses and SyndicationNet's anticipated capital requirements and capital resources. SyndicationNet's actual results could differ materially from the results discussed in the forward-looking statements.

          Although SyndicationNet believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, these expectations and assumptions may not prove to be correct.

General

          SyndicationNet.com, Inc., a Delaware corporation (the "Company"), is a holding company which was formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage businesses. SyndicationNet's strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities.

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

          SyndicationNet was originally incorporated in Delaware on March 25, 1999 under the name Algonquin Acquisition Corporation. In August 1999, Algonquin changed its name to Life2K.com, Inc. On August 16, 1999, Life2K.com, Inc. acquired all the outstanding shares of Kemper Pressure Treated Forest Products, Inc., an operating Mississippi company. On October 13, 2000, Life2K.com, Inc. was acquired by Generation Acquisition Corporation, a public reporting company, as a wholly owned subsidiary. Subsequently, Life2K.com, Inc. was merged with and into Generation Acquisition Corporation, which simultaneously changed its name to SyndicationNet.com, Inc.

Plan of Operation

          (i) The Company believes that it currently has enough cash including accounts receivable on hand to enable it to operate for the next twelve months. The Company's revenues and profits, if any, will depend upon various factors, including whether the Company will be able to effectively evaluate the overall quality and industry expertise of potential acquisition candidates, whether the Company will have the funds to provide seed capital and mezzanine financing to e-commerce and Internet-related companies and whether the Company can develop and implement business models that capitalize on the Internet's ability to provide solutions to traditional companies. The Company may be materially adversely affected if it is unable to secure sufficient funds to finance its proposed acquisitions and operating costs.

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

Period Ended March 31, 2001 compared to March 31, 2000 for SyndicationNet together with its wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc.

          For the period ended March 31, 2001, the Company's revenues increased to $2,268,996 from $1,638,495 for the period ended March 31, 2000. The increase is primarily attributed to the growth of the Company's wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc. The Company recorded consulting revenues of $85,485 for the period ended March 31, 2001.

          Cost of sales were $2,254,798 for the period ended March 31, 2001, compared to $1,627,128 for the period ended March 31, 2000. This increase in cost of sales was primarily attributable to an increase in the Company's revenue.

          The net profit for the period ended March 31, 2001 was $31,139 compared to net losses of $(65,533) for the period ended March 31, 2000.

          Total current assets increased to $994,379 at March 31, 2001 from $571,761 at December 31, 2000, due primarily to the increase of the Company's accounts receivable. Total current liabilities increased from $998,257 at December 31, 2000 to $1,389,508 at March 31, 2001.

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

                           PART 2 - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

        SyndicationNet is not a party to any current or pending litigation.

ITEM 2.  CHANGES IN SECURITIES

        Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

        Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

ITEM 5.  OTHER INFORMATION

        On February 13, 2001 the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission to register 561,500 shares of its common stock held by thirty-five of its securityholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8K

    (a) Exhibits

    (b) Reports on Form 8K

        None


                                  SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SYNDICATIONNET.COM, INC.

                                    By:  /s/ Vance Hartke
                                       -------------------
                                       President and Director

                                    By:  /s/ Cynthia White
                                       -------------------
                                       Chief Financial Officer and
                                       Principal Accounting Officer



Dated: May 17, 2001