Form 10QSB
period 2001-06-30
SYNDICATION NET COM INC
filed 2001-08-14
CIK 1107604

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549

                                   FORM 10QSB
(Mark  One)

[X]        QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
           OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                         For the quarterly period ended
                                  June 30, 2001

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

             Class                            Outstanding  at  June  30,  2001
Common  Stock,  par  value  $0.0001           10,781,750

               PART  I    FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

                            SYNDICATION NET.COM, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2001 AND DECEMBER 31, 2000

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSETS
                                     ------

                                                        June  30,     December  31,
                                                          2001            2000
                                                          ----            ----
                                                       (Unaudited)
CURRENT ASSETS
  Cash                                                  $    47,244   $        45
  Accounts receivable (Note 1)                              872,369       571,716
                                                        ------------  ------------

    Total Current Assets                                    919,613       571,761
                                                        ------------  ------------

PROPERTY AND EQUIPMENT - NET (Note 2)                         1,364         1,820
                                                        ------------  ------------

    TOTAL ASSETS                                        $   920,977   $   573,581
                                                        ============  ============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
               ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                      $ 1,130,755   $   870,644
  Notes payable - related party (Note 6)                    105,000       105,000
  Accrued expenses (Note 3)                                  28,613        22,613
                                                        ------------  ------------
    Total Current Liabilities                             1,264,368       998,257
                                                        ------------  ------------

COMMITMENTS AND CONTINGENCIES (Note 4)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 20,000,000 shares authorized of
   $0.0001 par value, no shares issued or outstanding.            -             -
  Common stock: 100,000,000 shares authorized of
   $0.0001 par value, 10,781,750 shares issued and
   outstanding                                                1,078         1,078
  Additional paid-in capital                                791,749       791,749
  Accumulated deficit                                    (1,136,218)   (1,217,503)
                                                        ------------  ------------
    Total Stockholders' Equity (Deficit)                   (343,391)     (424,676)
                                                        ------------  ------------
    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT)                                   $   920,977   $   573,581
                                                        ============  ============

The accompanying  notes  are  an  integral part of these consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                  (Unaudited)


                              For the Three Months Ended    For the Six Months Ended
                                       June  30,                      June 30,
                              --------------------------   --------------------------
                                   2001          2000          2001          2000
                               ------------  ------------  ------------  ------------

NET SALES                      $ 2,198,581   $ 1,742,043   $ 4,467,577   $ 3,380,538

COST OF SALES                    2,184,910     1,730,793     4,439,708     3,357,920
                               ------------  ------------  ------------  ------------

GROSS MARGIN                        13,671        11,250        27,869        22,618
                               ------------  ------------  ------------  ------------

OPERATING EXPENSES

  Depreciation                         228           227           456           455
  General and administrative.        7,297       197,675        72,613       272,148
                               ------------  ------------  ------------  ------------

    Total Operating
     Expenses                        7,525       197,902        73,069       272,603
                               ------------  ------------  ------------  ------------

INCOME (LOSS) FROM
 OPERATIONS                          6,146      (186,652)      (45,200)     (249,985)
                               ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)

  Other income                      47,000             -       132,485             -
  Interest expense                  (3,000)       (4,471)       (6,000)       (6,671)
                               ------------  ------------  ------------  ------------

    Total Other Income
     (Expense)                      44,000        (4,471)      126,485        (6,671)
                               ------------  ------------  ------------  ------------

NET INCOME (LOSS)              $    50,146   $  (191,123)  $    81,285   $  (256,656)
                               ============  ============  ============  ============

BASIC INCOME (LOSS)
 PER SHARE                     $      0.00   $     (0.01)  $      0.01   $     (0.01)
                               ============  ============  ============  ============

WEIGHTED AVERAGE
 NUMBER OF SHARES               10,781,750    17,180,975    10,781,750    17,180,975
                               ============  ============  ============  ============

The accompanying  notes  are  an  integral part of these consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)




                                       Preferred  Stock       Common  Stock    Additional
                                     -------------------  -------------------   Paid-In     Accumulated
                                       Shares    Amount     Shares    Amount    Capital     Deficit
                                      --------  --------  ----------  -------  ---------    ------------
Balance, December 31, 1998                  -   $     -    9,813,916  $   981  $192,209   $  (519,844)

Recapitalization                       60,000         6      189,312       19       (25)            -

Common stock issued for cash at
 $1.65 per share                            -         -        7,572        1    12,499             -

Capital contributions, 1999                 -         -            -        -    60,000             -

Net loss for the year ended
 December 31, 1999                          -         -            -        -         -      (212,220)
                                      --------  --------  ----------  -------  ---------  ------------

Balance, December 31, 1999             60,000         6   10,010,800    1,001   264,683      (732,064)

Conversion of preferred shares
 to common stock                      (60,000)       (6)      36,000        4         2             -

Common stock issued for cash at
 prices ranging from $0.83 to $2.50
 per share                                  -         -      193,500       19   227,482             -

Common stock issued for cash and
 services at $1.67 per share                -         -       50,400        5    83,995             -

Common stock issued for services
 at $1.67 per share                         -         -       78,000        8   129,992             -

Common stock issued for conversion
 of debt at $1.64 per share                 -         -       19,050        2    31,248             -

Recapitalization                            -         -      250,000       25       (25)            -

Common stock issued for cash at
 $0.047 per share                           -         -       94,000        9     4,377             -

Common stock issued for services
 at $1.00 per share                         -         -       50,000        5    49,995             -

Net loss for the year ended
 December 31, 2000                          -         -            -        -         -      (485,439)
                                      --------  --------  ----------  -------  ---------  ------------

Balance, December 31, 2000                  -         -   10,781,750    1,078   791,749    (1,217,503)

Net income for the six months ended
 June 30, 2001 (unaudited)                  -         -            -        -         -        81,285
                                      --------  --------  ----------  -------  ---------  ------------

Balance, June 30, 2001 (unaudited)          -   $     -   10,781,750  $ 1,078  $791,749   $(1,136,218)
                                      ========  ========  ==========  =======  =========  ============


The accompanying  notes  are  an  integral part of these consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)


                                                                  For  the  Six  Months  Ended
                                                                           June  30,
                                                                  ----------------------------
                                                                      2001            2000
                                                                  -------------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)                                                   $  81,285   $(256,656)
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
    Depreciation                                                            456         455
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                         (300,653)   (110,988)
    Increase (decrease) in accrued expenses                               6,000      (5,829)
    Increase (decrease) in accounts payable                             260,111       33,508
                                                                    ------------   -----------

      Net Cash Provided (Used) by Operating Activities                   47,199    (339,510)
                                                                     -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES                                       -           -
                                                                     -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payment on notes payable - related party                                  -       (50,000)
  Proceeds from issuance of common stock                                    -        393,251
                                                                     -----------  ------------

    Net Cash Provided by Financing Activities                               -        343,251
                                                                     -----------  ------------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS                                                         47,199       3,741

CASH AT BEGINNING OF PERIOD                                                   45       5,580
                                                                      -----------  -----------

CASH AT END OF PERIOD                                                $    47,244   $   9,321
                                                                     ============  ===========

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash Paid For:

  Interest                                                           $       -     $      -
  Income taxes                                                       $       -     $      -

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      June 30, 2001 and December 31, 2000



NOTE 1   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING POLICIES

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

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial statements
                      June 30, 2001 and December 31, 2000


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

     d.  Accounts  Receivable

     Accounts receivable consist entirely of an amount due from one customer. As management of the Company believes the amount to be fully collectible, no allowance for doubtful accounts has been recorded at June 30, 2001 and December 31, 2000.

     e.  Basic  Loss  Per  Share

     The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:


                                      For  the                     For  the
                              Three  Months  Ended             Six Months  Ended
                                     June  30,                     June  30,
                              ---------------------------  --------------------------
                                   2001          2000          2001          2000
                               ------------  ------------  ------------  ------------
                               (Unaudited)    (Unaudited)   (Unaudited)   (Unaudited)
  Income (loss) (numerator) .  $     50,146  $  (191,123)  $     81,285  $  (256,656)

  Weighted average shares
    outstanding (denominator)    10,781,750   17,180,975     10,781,750   17,180,975
                               ------------  ------------  ------------  ------------
  Basic income (loss) per
   share. . . . . . . . . . .  $       0.00  $     (0.01)  $       0.01  $     (0.01)
                               ============  ============  ============  ============


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

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial statements
                       June 30, 2001 and December 31, 2000


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

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


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

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE  1  -  ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
            (Continued)

m.  Concentrations  of  Risk

Concentration  in  the  Volume  of  Business  Transacted  with a Particular
---------------------------------------------------------------------------
Supplier
--------

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

Concentration  in  the  Volume  of  Business  Transacted  with a Particular
---------------------------------------------------------------------------
Customer
---------

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

NOTE  2  -     PROPERTY  AND  EQUIPMENT

Property  and  equipment  consists  of  the  following:

                                      June  30,           December  31,
                                        2001                 2000
                                     ----------         -------------
                                     (Unaudited)

     Office  equipment               $    4,550          $     4,550
     Accumulated  depreciation           (3,186)              (2,730)
                                     -----------         ------------

     Net  property  and  equipment   $    1,364          $     1,820
                                     ============        ============

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE  3  -     ACCRUED  EXPENSES

At June 30, 2001 and December 31, 2000, accrued expenses consist of $28,613 and $22,613, respectively, of interest payable associated with the related party - notes payable (Note 6).

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

On September 19, 2000, the Company entered into a Services and Consulting Agreement with Tri-State Metro Territories, Inc. (Tri-State), a business that sells franchised hair coloring salon units under the copyright name of "haircolorxpress." The Company was retained as Tri-State's consultant to assist in the development of management, sales and marketing of "haircolorxpress" franchised hair coloring salon units. The Company received a total of $51,300 during 2000 as a result of the consulting agreement with Tri-State. The Company received an additional $132,485 during the six months ended June 30, 2001 under the consulting agreement. The agreement is for a term of twenty years with up to four, five-year extensions. The Company is currently in negotiations with a number of companies that are interested in entering into similar consulting agreements.

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

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2001 and December 31, 2000


NOTE  6  -     NOTES  PAYABLE  -  RELATED  PARTY

     Notes  payable  to  related  parties  consisted  of  the  following:

                                                            June  30,          December  31,
  <BTB>                                                       2001                 2000
                                                            ---------          -------------
                                                           (Unaudited)
Note  payable  to  a  related  party,  due  on  demand,
      plus  interest  at  12% per annum, unsecured.        $  105,000          $   105,000

Less:  Current  Portion                                      (105,000)            (105,000)
                                                           ------------        -------------

Long-Term  Notes  Payable  to  Related Parties             $     -             $     -
                                                           ============        =============

NOTE  7  -     GOING  CONCERN

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

General

     SyndicationNet.com, Inc., a Delaware corporation (the "Company"), is a start-up holding company which was formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage businesses. SyndicationNet's strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities.

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

Plan  of  Operation

     (i) The Company believes that it currently has enough cash on hand to enable it to operate for the next twelve months. The Company's revenues and profits, if any, will depend upon various factors, including whether the Company will be able to effectively evaluate the overall quality and industry expertise of potential acquisition candidates, whether the Company will have the funds to provide seed capital and mezzanine financing to e-commerce and Internet-related companies and whether the Company can develop and implement business models that capitalize on the Internet's ability to provide solutions to traditional companies. The Company may be materially adversely affected if it is unable to secure sufficient funds to finance its proposed acquisitions and operating costs.

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

PERIOD ENDED JUNE 30, 2001 COMPARED TO JUNE 30, 2000 FOR SYNDICATIONNET TOGETHER WITH ITS WHOLLY OWNED SUBSIDIARY, KEMPER PRESSURE TREATED FOREST PRODUCTS, INC.

     For the period ended June 30, 2001, the Company's revenues increased to $4,467,577 from $3,380,538 for the period ended June 30, 2000. The increase is primarily attributed to the growth of the Company's wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc.

      Cost of sales were $4,439,708 for the period ended June 30, 2001, compared to $3,357,920 for the period ended June 30, 2000. This increase in cost of sales was primarily attributable to an increase in the Company's revenue.

     The net income for the period ended June 30, 2001 was $81,285 compared to net losses of $256,656 for the period ended June 30, 2000.

     Total current assets increased to $920,977 at June 30, 2001 from $573,581 at December 31, 2000, due primarily to the increase of the Company's accounts receivable. Total current liabilities increased from $998,257 at December 31, 2000 to $1,264,368 at June 30, 2001.

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


                           PART 2 - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

      SyndicationNet is not a party to any current litigation.

ITEM  2.  CHANGES  IN  SECURITIES

     Not  Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  Applicable

ITEM  5.  OTHER  INFORMATION

      On May 31, 2001 the Company filed an amended registration statement on Form SB-2/A with the Securities and Exchange Commission to register 561,500 shares of its common stock held by thirty-five of its securityholders.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8K

     (a)     Exhibits
3.1* Certificate of Incorporation, filed with the registration statement of Generation Acquisition Corporation on Form 10-SB (file No. 000-29701 filed with the Commission and incorporated herein by reference

3.2* By-Laws of the Company, filed with the registration statement of Generation
     Acquisition Corporation on Form 10-SB (file No. 000-29701) filed with the Commission and incorporated herein by reference

4.1* Agreement  and  Plan  of  Reorganization  among  Generation  Acquisition
     Corporation, Life2K, Inc., and the shareholders of Life2K, Inc. filed on Form 8-K with the Commission on November 6, 2000 and incorporated herein by reference

4.2* Agreement and Plan of Merger between Generation Acquisition Corporation and
     Life2K Acquisition Corporation filed on Form 8-K with the Commission on November 6, 2000 and incorporated herein by reference

4.3* Consulting  agreement  between SyndicationNet.com, Inc. and Tri-State Metro
     Territories,  Inc.  dated  September 19, 2000, filed with the Commission as
     Exhibit 4.3 in a registration statement on Form SB2 filed on February 13, 2001
--------

*  Previously  filed

     (b)     Reports  on  Form  8-K

     On July 5, 2001 SynidcationNet filed a Form 8-KA which contained the financial statements for its fiscal year ended December 31, 1998 and 1999 audited by the independent public accounting firm of Jones, Jensen & Company LLC together with the unaudited financial statements for the period ending September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SYNDICATIONNET.COM,  INC.


                                    By:      /s/  Cynthia  White
                                            ------------------------
                                             Chief  Financial  Officer  and
                                             Principal  Accounting  Officer


Dated:  August 6, 2001