Form 10QSB
period 2001-09-30
SYNDICATION NET COM INC
filed 2001-11-13
CIK 1107604

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C.  20549

                                   FORM 10QSB
(Mark  One)

[X]        QUARTERLY  REPORT  UNDER  SECTION  13  OR  15(d)
           OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

                         For the quarterly period ended
                                September 30, 2001

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

             Class                        Outstanding  at  September  30,  2001
Common  Stock,  par  value  $0.0001       10,781,750

               PART  I    FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS



                           SYNDICATION NET.COM, INC.
                                 AND SUBSIDIARY
                        CONSOLIDATED FINANCIAL STATEMENTS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                     ASSETS
                                     ------
                                                         September 30,    December 31,
                                                             2001             2000
                                                        ---------------  --------------
                                                          (Unaudited)
CURRENT ASSETS

  Cash . . . . . . . . . . . . . . . . . . . . . . . .  $       16,771   $          45
  Accounts receivable. . . . . . . . . . . . . . . . .         736,985         571,716
                                                        ---------------  --------------

    Total Current Assets . . . . . . . . . . . . . . .         753,756         571,761
                                                        ---------------  --------------

PROPERTY AND EQUIPMENT - NET . . . . . . . . . . . . .           1,136           1,820
                                                        ---------------  --------------

    TOTAL ASSETS . . . . . . . . . . . . . . . . . . .  $      754,892   $     573,581
                                                        ===============  ==============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
             ------------------------------------------------------

CURRENT LIABILITIES

  Accounts payable . . . . . . . . . . . . . . . . . .  $      943,685   $     870,644
  Notes payable - related party. . . . . . . . . . . .         105,000         105,000
  Accrued expenses . . . . . . . . . . . . . . . . . .          31,612          22,613
                                                        ---------------  --------------

    Total Current Liabilities. . . . . . . . . . . . .       1,080,297         998,257
                                                        ---------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 20,000,000 shares authorized of
   $0.0001 par value, no shares issued or outstanding.               -               -
  Common stock: 100,000,000 shares authorized of
   $0.0001 par value, 10,781,750 shares issued and
   outstanding . . . . . . . . . . . . . . . . . . . .           1,078           1,078
  Additional paid-in capital . . . . . . . . . . . . .         791,749         791,749
  Accumulated deficit. . . . . . . . . . . . . . . . .      (1,118,232)     (1,217,503)
                                                        ---------------  --------------

    Total Stockholders' Equity (Deficit) . . . . . . .        (325,405)       (424,676)
                                                        ---------------  --------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY (DEFICIT). . . . . . . . . . . . . . . . .  $      754,892   $     573,581
                                                        ===============  ==============

The accompanying notes are an integral part of these consolidated financial statements.
                                      -2-

                         SYNDICATION NET.COM, INC. AND SUBSIDIARY
                           Consolidated Statements of Operations
                                     (Unaudited)



                             For the Three Months Ended    For the Nine Months Ended
                                    September  30,              September 30,
                              --------------------------  --------------------------
                                   2001         2000          2001         2000
                              ------------  ------------  ------------  ------------
NET SALES                      $ 2,223,889   $ 2,103,735   $ 6,691,466   $ 5,484,273

COST OF SALES                    2,209,530     2,090,338     6,649,238     5,448,258
                               ------------  ------------  ------------  ------------

GROSS MARGIN                        14,359        13,397        42,228        36,015
                               ------------  ------------  ------------  ------------

OPERATING EXPENSES

  Depreciation                         228           228           684           683
  General and administrative        29,645        83,898       102,258       356,046
                               ------------  ------------  ------------  ------------

    Total Operating
     Expenses                       29,873        84,126       102,942       356,729
                               ------------  ------------  ------------  ------------

INCOME (LOSS) FROM
 OPERATIONS                        (15,514)      (70,729)      (60,714)     (320,714)
                               ------------  ------------  ------------  ------------

OTHER INCOME (EXPENSE)

  Other income                      36,500             -       168,985             -
  Interest expense                  (3,000)       (3,153)       (9,000)       (9,824)
                               ------------  ------------  ------------  ------------

    Total Other Income
     (Expense)                      33,500        (3,153)      159,985        (9,824)
                               ------------  ------------  ------------  ------------

NET INCOME (LOSS)              $    17,986   $   (73,882)  $    99,271   $  (330,538)
                               ============  ============  ============  ============

BASIC INCOME (LOSS)
 PER SHARE                     $      0.00   $     (0.00)  $      0.01   $     (0.02)
                               ============  ============  ============  ============

WEIGHTED AVERAGE
 NUMBER OF SHARES               10,781,750    10,637,750    10,781,750    10,324,275
                               ============  ============  ============  ============

The accompanying notes are an integral part of these consolidated financial statements.



                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)



                                          Preferred  Stock     Common  Stock
                                         ------------------  -------------------  Additional
                                                                                   Paid-In    Accumulated
                                          Shares    Amount     Shares    Amount    Capital     Deficit
                                         --------  --------  ----------  -------  ---------  ------------
Balance, December 31, 1998. . . . . . .        -   $     -    9,813,916  $   981  $192,209   $  (519,844)

Recapitalization. . . . . . . . . . . .   60,000         6      189,312       19       (25)            -

Common stock issued for cash at
 $1.65 per share. . . . . . . . . . . .        -         -        7,572        1    12,499             -

Capital contributions, 1999 . . . . . .        -         -            -        -    60,000             -

Net loss for the year ended
 December 31, 1999. . . . . . . . . . .        -         -            -        -         -      (212,220)
                                         --------  --------  ----------  -------  ---------  ------------

Balance, December 31, 1999. . . . . . .   60,000         6   10,010,800    1,001   264,683      (732,064)

Conversion of preferred shares
 to common stock. . . . . . . . . . . .  (60,000)       (6)      36,000        4         2             -

Common stock issued for cash at
 prices ranging from $0.83 to $2.50
 per share. . . . . . . . . . . . . . .        -         -      193,500       19   227,482             -

Common stock issued for cash and
 services at $1.67 per share. . . . . .        -         -       50,400        5    83,995             -

Common stock issued for services
 at $1.67 per share . . . . . . . . . .        -         -       78,000        8   129,992             -

Common stock issued for conversion
 of debt at $1.64 per share . . . . . .        -         -       19,050        2    31,248             -

Recapitalization. . . . . . . . . . . .        -         -      250,000       25       (25)            -

Common stock issued for cash at
 $0.047 per share . . . . . . . . . . .        -         -       94,000        9     4,377             -

Common stock issued for services
 at $1.00 per share . . . . . . . . . .        -         -       50,000        5    49,995             -

Net loss for the year ended
 December 31, 2000. . . . . . . . . . .        -         -            -        -         -      (485,439)
                                         --------  --------  ----------  -------  ---------  ------------

Balance, December 31, 2000. . . . . . .        -         -   10,781,750    1,078   791,749    (1,217,503)

Net income for the nine months ended
 September 30, 2001 (unaudited) . . . .        -         -            -        -         -        99,271
                                         --------  --------  ----------  -------  ---------  ------------

Balance, September 30, 2001 (unaudited)        -   $     -   10,781,750  $ 1,078  $791,749   $(1,118,232)
                                         ========  ========  ==========  =======  =========  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                      -4-

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)



                                                       For the Nine Months Ended
                                                            September  30,
                                                        -----------------------
                                                            2001        2000
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . . .  $  99,271   $(330,538)
  Adjustments to reconcile net income (loss) to
    net cash provided (used) by operating activities:
    Depreciation. . . . . . . . . . . . . . . . . . . .        684         683
    Stock issued for services and interest. . . . . . .          -     147,000
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable. . . . .   (165,269)    (63,081)
    Increase (decrease) in accrued expenses . . . . . .      8,999       3,574
    Increase (decrease) in accounts payable . . . . . .     73,041      27,051
                                                         ----------  ----------

      Net Cash Provided (Used) by Operating Activities.     16,726    (215,311)
                                                         ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES. . . . . . . . . .          -           -
                                                         ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

  Payment on notes payable - related party. . . . . . .          -     (25,000)
  Proceeds from issuance of common stock. . . . . . . .          -     267,501
                                                         ----------  ----------

    Net Cash Provided by Financing Activities . . . . .          -     242,501
                                                         ----------  ----------

NET INCREASE (DECREASE) IN CASH AND
 CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .     16,726      27,190

CASH AT BEGINNING OF PERIOD . . . . . . . . . . . . . .         45       5,580
                                                         ----------  ----------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . .  $  16,771   $  32,770
                                                         ==========  ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash Paid For:

  Interest. . . . . . . . . . . . . . . . . . . . . . .  $       -   $   6,250
  Income taxes. . . . . . . . . . . . . . . . . . . . .  $       -   $       -

NON-CASH FINANCING ACTIVITIES:

  Common and preferred stock issued for services. . . .  $       -   $ 147,000
  Common stock issued for debt conversion . . . . . . .  $       -   $  31,250

  The accompanying notes are an integral part of these consolidated financial statements.



                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2001 and December 31, 2000


NOTE  1  -     CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2000 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

NOTE  2  -     GOING  CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a doing concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,217,503 at December 31, 2000 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty.

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

     SyndicationNet currently has one wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc. Kemper is engaged in the retail brokerage business of preservative treated lumber such as utility poles, bridge pilings, timber and guardrail posts. Kemper intends to develop computer software applications that will enable Kemper to manage on-line bidding for the treatment, sale and shipment of processed wood.

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

Plan  of  Operation

     (i) The Company believes that it currently has enough cash on hand to enable it to operate for the next twelve months without making any significant investments or acquisitions. The Company's revenues and profits, if any, will depend upon various factors, including whether the Company will be able to effectively evaluate the overall quality and industry expertise of potential acquisition candidates, whether the Company will have the funds to provide seed capital and mezzanine financing to e-commerce and Internet-related companies and whether the Company can develop and implement business models that capitalize on the Internet's ability to provide solutions to traditional companies. The Company may be materially adversely affected if it is unable to secure sufficient funds to finance its proposed acquisitions and operating costs.

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

PERIOD ENDED SEPTEMBER 30, 2001 COMPARED TO SEPTEMBER 30, 2000 FOR SYNDICATIONNET TOGETHER WITH ITS WHOLLY OWNED SUBSIDIARY, KEMPER PRESSURE TREATED FOREST PRODUCTS, INC.

     For the period ended September 30, 2001, the Company's revenues increased to $2,223,889 from $2,103,735 for the period ended
September 30, 2000. The increase is primarily attributed to the growth of the Company's wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc.

      Cost of sales were $2,209,530 for the period ended September 30, 2001, compared to $2,090,338 for the period ended September 30, 2000. This increase in cost of sales was primarily attributable to an increase in the Company's revenue.

     The net income for the period ended September 30, 2001 was $17,985 Compared to net losses of $73,882 for the period ended September 30, 2000.

     Total current assets increased to $753,756 at September 30, 2001 from $573,761 at December 31, 2000, due primarily to the increase of the Company's accounts receivable. Total current liabilities increased from $998,257 at December 31, 2000 to $1,080,297 at September 30, 2001.

     Total Liabilities and stockholders' equity increased from $573,581 at December 31, 2000 to $754,892 at September 30, 2001.

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

     Not  Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES

     Not  Applicable

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     Not  Applicable

ITEM  5.  OTHER  INFORMATION

Subsequent Events.

      On October 5, 2001 the Company filed an amended registration statement on Form SB-2/A with the Securities and Exchange
Commission to register 561,500 shares of its common stock held by thirty-five of its securityholders.

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

     (b)     Reports  on  Form  8-K

     On September 21, 2001 SynidcationNet filed a Form 8K-A which contained financial statements for its fiscal year ended December 31, 1998 and 1999 audited by the independent public accounting firm of Jones, Jensen & Company LLC together with the unaudited financial statements and Pro Form statements for the period ending September 30, 2000.

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


Dated:  November 12, 2001