Form 10KSB
period 2001-12-31
SYNDICATION NET COM INC
filed 2002-04-01
CIK 1107604

SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark  One)
[X]         ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                             -----------------
OR
[_]         TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For  the  transition  period from _____________ to _____________

                       Commission file number:  000-29701


                            SYNDICATION NET.COM, INC
              (Exact name of small business issuer in its charter)

     Delaware                                            57-2218873
     --------                                            ----------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to  such  filing  requirements  for  the  past  90  days.  Yes  X   No
                                                                         -
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
                                     -

State  issuer's  revenues  for  its  most  recent  fiscal  year.   $  8,901,207

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a
specified  date  within  the  past  60  days.          $  0

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                 Outstanding  at  December  31,  2001
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

     SyndicationNet is headquartered at the Hartke Building, 7637 Leesburg Pike, Falls Church, Virginia 22043.

BUSINESS  DEVELOPMENT

     SyndicationNet.com, Inc., a Delaware corporation, is a holding company formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage Internet business to business ("B2B"), e-commerce businesses and traditional brick_and_mortar businesses. SyndicationNet has no restrictions or limitations in terms of the type of industry that it intends to focus its activities on. SyndicationNet does not want to limit the scope of its potential target businesses.

     In evaluating whether to act as a consultant with a particular company and whether to invest in a specific company, SyndicationNet's board of directors intends to apply a general analysis which would include, but not be limited to,
(i) an evaluation of the industry of a target company to determine the competition that exists in that particular industry; (ii) an evaluation to determine if the target company has the products, services and skills to successfully compete in its industry; (iii) an evaluation of the target company's management skills and (iv) an evaluation of SyndicationNet's equity position in a target company, if any, to review the extent, if any, that SyndicationNet will be able to exert influence over the direction and operations of the development stage company. As a condition to any acquisition or development agreement, SyndicationNet intends to require representation on the company's board of directors to ensure its ability to provide active guidance to the company. The board of directors has the ultimate authority for any decision with regard to selecting which companies to consult with and in which companies SyndicationNet might make an investment.

     SyndicationNet's strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities. It is the intent of SyndicationNet's board of directors to develop and exploit all business opportunities to increase efficiencies between companies with which SyndicationNet may invest in or consult. For example, if SyndicationNet is consulting with a marketing company, SyndicationNet may utilize that marketing company to provide services for other companies with which SyndicationNet consults with or invests. SyndicationNet may acquire companies to be held as wholly owned subsidiaries of SyndicationNet.

     SyndicationNet's board of directors believes that the financial evaluations of SyndicationNet would be enhanced as a result of having diversified companies owned by SyndicationNet. SyndicationNet anticipates that its role as a consultant to development stage companies may provide the opportunity for SyndicationNet to invest in such development stage companies, however, SyndicationNet's services as a consultant will not be conditioned on SyndicationNet being allowed to invest in a company.

     SyndicationNet intends to accomplish its consulting and investing activities by utilizing the combined and individual experience of the following individuals:

       Vance Hartke who will help accomplish SyndicationNet's activities by utilizing his experience in business law, politics, zoning, taxes, debt control, international trade, energy, commerce, tourism, communications, and import-export,

       Mark Solomon who will help accomplish SyndicationNet's activities by utilizing his experience in business law and corporate compliance,

       Cynthia White who will help accomplish SyndicationNet's activities by utilizing her experience in accounting and fiscal policy,

       Mark Griffith who will help accomplish SyndicationNet's activities by utilizing his experience in SEC compliance,

       Wayne Hartke who will help accomplish SyndicationNet's activities by utilizing his experience in business law, as corporate counsel, in Federal communication licensing, satellite launch contract negotiations, international crude oil purchases, development of coal properties, acquisitions and merger law and Internet domain name procurement, and

       Howard Siegal who will help accomplish SyndicationNet's activities by utilizing his experience in business law, tax law, and oil law.

     Instead of identifying potential acquisition, investment and consulting activities through the use of paid advertisements, phone solicitation or email solicitation, SyndicationNet intends to identify potential acquisition, investment and consulting activities through the business contacts and networking of Vance Hartke, Wayne Hartke, Mark Solomon, Brian Sorrentino, Cynthia White, Howard Siegel and Mark Griffith.

     SyndicationNet has entered into a consulting agreement with Source Management whose principal, Brian Sorrentino, is a significant shareholder of SyndicationNet. Source Management is to oversee the general activities of SyndicationNet and Kemper on a day to day basis, develop and execute SyndicationNet's and Kemper's business plan, assist with general contract and business negotiations, project management, assist in the preparation of audits and registration statements, and to assist SyndicationNet with the listing of its securities on the OTC Bulletin Board. In 1997, Mr. Sorrentino helped guide Kemper from a production_based wood supplier to a broker_based supplier of finished wood products.

Agreement  with  HTRG  Consulting

     On January 7, 2000 HTRG was retained by SyndicationNet to design, develop and implement computer software programs to automate and improve the business operations of SyndicationNet and Kemper. HTRG was to analyze the business operations of SyndicationNet and prepare written recommendations and functional design software to automate and improve those operations. HTRG's responsibilities also included, upon approval by SyndicationNet, the actual development, testing, implementation and maintenance of the software programs in accordance with the prototype designs. HTRG agreed to accept 100,000 shares of SyndicationNet's common stock as compensation for any software design and development services. SyndicationNet has focused its software development on accounting programs which SyndicationNet intends to use to help evaluate prospect acquisition or merger candidates as well as to institute monitoring programs for those companies. SyndicationNet also expects HTRG to provide computer software programs that will provide SyndicationNet with spread sheet analysis and pro forma evaluations on a project by project basis of potential target client companies and computer software programs that SyndicationNet will utilize in its wood brokerage business. To date HTRG has provided services to SyndicationNet which include developing a computer software purchase order program used by SyndicationNet's subsidiary, Kemper, and HTRG has provided computer generated analytical pro forma programs for SyndicationNet. SyndicationNet has issued an aggregate of 150,000 shares of common stock to HTRG for their services rendered. At this time all work by HTRG is on hold until SyndicationNet is able to obtain a trading symbol and have its common stock quoted on the OTC Bulletin Board. HTRG anticipates that it will need approximately six to nine months to complete the on_line bidding and auction program for Kemper and additional web based/software related programs for SyndicationNet.

Consulting  service  customers

     On September 19, 2000, SyndicationNet entered into a Services and Consulting Agreement with Tri-State Metro Territories, Inc., a Delaware corporation, ("Tri-State") in the business of selling franchised hair coloring salon units. SyndicationNet was retained as Tri-State's consultant to assist in the management, development, sales, and marketing of haircolorxpress ("HCX"), its franchised hair coloring salon units, in the District of Columbia, Virginia, Maryland and Delaware. SyndicationNet was to be compensated from Tri-State at an hourly rate of $150 to $250. SyndicationNet received an initial retainer of $50,000 to be applied toward its hourly fees. The agreement which was for an unspecified term is on a month to month or project oriented basis; however Syndication is not currently providing any consulting services to Tri-State because Tri-State has not recently requested any services. SyndicationNet intends to provide services to Tri-State if and when such services are requested. Tri-State is currently operating as an independent company. The individuals to assist Tri-State with regard to future services will depend upon the services requested. If such services requested involve a legal nature, Messrs. Hartke, Hartke, Siegel and Solomon would provide such services; if such services are of an accounting nature, Ms. White would provide such services; if the requested services are of a general corporate nature, such services may be provided by Mr. Sorrentino or any combination of the above named individuals.

     SyndicationNet's consulting services rendered to Tri-State included, but was not limited to, assisting Tri-State to draft its Uniform Franchise Offering Circular, Franchise state registration statements, master development agreements, franchise territory agreements, and to assist Tri-State to development and negotiate its franchise store locations for HCX. SyndicationNet's officers and directors, Mark Solomon and Wayne Hartke assisted Tri-State in the drafting of the above stated legal documents and the ancillary legal requirements of setting up a franchise. SyndicationNet's consultant, Brian Sorrentino, assisted Tri-State in its day-to-day development and business planning in connection with HCX.SyndicationNet believes that its consulting agreement with Tri-State was negotiated as an arms length transaction.

Competition

     The market to acquire interests in development stage growth companies, Internet or brick_and_mortar, is highly competitive. Many of SyndicationNet's competitors may have more experience identifying and acquiring equity interests in development stage companies and have greater financial, research and management resources than SyndicationNet. In addition, SyndicationNet may encounter substantial competition from new market entrants. Some of SyndicationNet's current and future competitors may be significantly larger and have greater name recognition than SyndicationNet. Many investment oriented entities have significant financial resources which may be more attractive to entrepreneurs of development stage companies than obtaining the SyndicationNet's consulting, management skills and networking services. SyndicationNet may not be able to compete effectively against such competitors in the future.

     Although SyndicationNet is no longer operating at a loss, it will likely need to raise additional funds in the future for its operations. If it is unable to raise additional financing, SyndicationNet may not be able to continue its operations. SyndicationNet may seek additional capital through an offering of its equity securities, an offering of debt securities or obtaining financing through a bank or other entity. If SyndicationNet needs to obtain additional financing, financing may not be available from any source, or not available on terms acceptable to SyndicationNet, and any future offering of securities may not be successful. If additional funds are raised through the issuance of equity securities, there may be a significant dilution in the value of SyndicationNet's outstanding common stock. SyndicationNet could suffer adverse consequences if it is unable to obtain additional capital when needed.

THE  COMPANY'S  SUBSIDIARY,  KEMPER  PRESSURE  TREATED  FOREST  PRODUCTS,  INC.

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

Market

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

     Kemper typically receives a monthly request from a buyer for wood products. Kemper then contacts a supplier and requests a quote for the specified wood products. Kemper adds a mark-up to the price quoted from the supplier, typically a mark-up of between $0.02 to $0.065 cents per cubic foot of treated wood, and submits the aggregate price for acceptance by the buyer. If accepted by the buyer, Kemper will then finalize a purchase order to buy the wood products from the supplier and an invoice reflecting the negotiated mark-up to the buyer. Kemper's arrangement with a buyer states that the wood is FOB the treatment plant which places the risk of loss or damage associated with shipping the wood product on the buyer. Kemper, as a wholesale supplier of finished treated wood products, does not wish to engage in the shipping industry which Kemper regards as expensive and prone to uncontrolled shipping losses and breakage as a result of loading and unloading finished products.

Strategy

     Kemper believes that its prices are competitive within the industry and Kemper's management believes that if it is able to provide consistent on time large volume orders it will be able to convince large utility and communication companies and municipalities to award Kemper with multi year supply contracts which Kemper believes can be lucrative. Kemper is currently in the process of bidding for several large multi year supply contracts. Large utility, communication or municipalities sometimes take up to two years or longer before deciding to whom they will award their contracts to. Kemper believes that if it is able to gain a reputation for being able to handle large supply demands on a consistent basis with quality wood products then its chances of winning large contracts of this type will be enhanced.

Suppliers

     Kemper currently engages the services of a third party supplier, Electric Mills Wood Preserving, Mississippi, which provides 100% of Kemper's wood treating and procurement services on a purchase order basis. There is no contractual relationship between Kemper and Electric Mills Wood Preserving that prevents Kemper from working with other suppliers. Management believes that, if needed, other suppliers could provide similar services on comparable terms. A change in suppliers could, however, cause a delay in manufacturing and a possible loss of sales, which would adversely affect Kemper's results of operations.

Customers

     Kemper currently has one customer, Shelby County Forest Products, Inc. ("Shelby"), Tacoma, Washington, which accounts for 100% of Kemper's revenues. Kemper typically receives a monthly request from Shelby for wood products. Shelby is an unrelated third party. Kemper then contacts a supplier for an estimated cost of filling Shelby's requested purchase order. Although Kemper's management team is continually negotiating contracts with potential customers, a loss of its current customer could have a material adverse affect on Kemper's results of operations.

Research  and  Development

     Kemper's primary research and development expense over the last two years has been in the form of the aggregate issuance of 150,000 shares of SyndicationNet's common stock valued at $1.00 per share to HTRG to design, develop and implement, computer software programs and computer accounting programs which SyndicationNet intends to use to help evaluate prospect acquisition or merger candidates as well as to institute monitoring programs for purchased companies. SyndicationNet also expects HTRG to provide computer software programs that will provide SyndicationNet with spread sheet analysis and pro forma evaluations on a project by project basis of potential target client companies and computer software programs that SyndicationNet will utilize in its wood brokerage business. At this time all work by HTRG is on hold until SyndicationNet is successful in having its securities listed for public trading. It is anticipated that HTRG will continue to develop, complete, launch and maintain SyndicationNet's Internet Web at such time.

     HTRG will develop for Kemper an online bidding and wood auction web_site. The auction software that was being developed is essentially an eBay style auction site with member registration, password protected bidding, feedback rating systems, automatic site updating and eMail notification functions.

      The  computer  software  system  will  allow:

      An  Internet  user  to  request  an  online  quote to purchase wood poles.

      Quote information provided to the Internet user would include the wood type; the specification; the type of framing; the type of wood treatment; and the retention level.

      Real time information for bidders, sellers and foresters on timber bid.

      Contact opportunities with new buyers, sellers and industry professionals.

      Access to professional foresters and agents and the opportunity to assist potential regional and national buyers with the logistics of bidding, buying, and harvesting.

EMPLOYEES

     As of February 1, 2002 SyndicationNet and Kemper had an aggregate of three full time employees and one consultant. SyndicationNet's success depends to a large extent upon the continued services of SyndicationNet's and Kemper's key managerial and technical employees. The loss of such personnel could have a material adverse effect on SyndicationNet's business and its results of operations.

ITEM  2.  DESCRIPTION  OF  PROPERTY

     SyndicationNet and Kemper are headquartered in the Hartke Building located at 7637 Leesburg Pike, Falls Church, Virginia 22043. Retired United States Senator Vance Hartke, the president of SyndicationNet and the owner of the Hartke Building, has granted SyndicationNet and Kemper use of office space in the Hartke Building on a rent-free basis. SyndicationNet and Kemper project that such office space should be sufficient for its anticipated needs for the foreseeable future.

     SyndicationNet's telephone number is 703/748-3480 and its fax number is 703/790-5435.

ITEM  3.  LEGAL  PROCEEDINGS

     Other than the information stated below, SyndicationNet is not a party to any litigation and management has no knowledge of any threatened or pending litigation against it.

     On November 26, 2001, Barry Pope ("Pope"), individually and as a shareholder of Worldwide Forest Products, Inc. ("Worldwide") commenced an action against Brian Sorrentino, Dale Hill, Worldwide Forest Products, Inc., Kemper Pressure Treated Forest Products, Inc., Life2k.com, Inc., Algonquin Acquisition Corp., Generation Acquisition Corp., SyndicationNet.com, Inc., Castle Securities Corporation and John Does 1-5, in the Circuit Court of Madison County, Mississippi. In such action, Pope claims that stock he owned and commissions owed to him by Worldwide should have been converted into shares of the common stock of SyndicationNet.

     Worldwide was a corporation organized under the laws of the State of Mississippi that operated as a wood treatment company that worked exclusively with creosite, a wood treatment chemical, for utility wood poles and products. In 1997 the corporate charter of Worldwide expired and Worldwide no longer conducts operations. In 1996, Pope entered into a consent order settlement with Worldwide arising from claims brought by Pope against the former President of Worldwide, David Wise, and Worldwide. Pursuant to such settlement, on November 8, 1996, Pope received 30,000 shares of Worldwide common stock and received warrants, exercisable at $1.00 per share, to purchase 200,000 shares of Worldwide common stock.

     Worldwide never completed a public offering and, as such, Pope alleges losses equal to the value of his Worldwide shares had Worldwide completed a public offering, had such shares traded at a minimum of $5.00 per share and had Pope been able to sell his securities equal to or in excess of $5.00. Pope further alleges that certain defendants guaranteed the obligations of Worldwide in the amount of $2,060,000 and alleges that all shareholders of Worldwide were provided an opportunity by Worldwide to convert shares of Worldwide common stock into shares of common stock of Syndication.

     Finally, Pope alleges that Brian Sorrentino orally guaranteed payment to Pope in the amount of $200,000 representing commissions to be paid to Pope if and when Pope provided a $2,000,000 loan for Worldwide. Pope is seeking compensatory and punitive damages in an amount to be determined at trial, plus an award of reasonable costs, attorneys' fees and expenses, pre-judgement and post-judgement interest, and any other relief to which Pope may be entitled.
SyndicationNet believes that Pope's claim is without merit and SyndicationNet has engaged counsel to vigorously defend against the action.

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

     The Company intends to take the steps required to cause its common stock to be admitted to quotation on the OTC Bulletin Board or, if it then meets the financial and other requirements thereof, on the Nasdaq SmallCap Market, National Market System or regional or national exchange. The Company has filed a registration statement under the Securities Act of 1933, as amended, to register 561,500 shares of common stock held by current shareholders (Registration no. 333-55534). Following the effective date of the registration statement, the Company will seek to have its common stock admitted to quotation on the OTC Bulletin Board. The Company does not know when, if at all, the registration statement will be declared effective or its securities admitted to quotation.

     During the period covered by this Report, the Company has not sold any securities that were not registered under the Securities Act of 1933, as amended (the "Securities Act").

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

General

     SyndicationNet.com, Inc. is a holding company formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage businesses. SyndicationNet's strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities.

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

     SyndicationNet has historically incurred losses which has resulted in an accumulated deficit of $1,164,405 as of December 31, 2001. Although funds generated by operations have supported certain ongoing expenditures including legal and accounting fees, additional capital will be needed to affect transactions such as mergers or acquisitions, if any. Such additional capital may need to be raised through the issuance of SyndicationNet's debt or equity or a combination of both. Without additional capital, SyndicationNet may not be able to continue as a going concern.

     If SyndicationNet is only able to obtain nominal funding to finance its acquisitions and/or investments, Syndication will not be able to effectuate a merger, acquisition or investment until SyndicationNet has sufficient funds to do so which amount of funds needed will depend upon the type of transaction that may or may not arise in the future.

     SyndicationNet has incurred significant losses in the past because of significant costs related to the decision to pursue public ownership status. In that effort, in the year 2000, the Company reorganized itself, completed two mergers, paid for the cost of the public company purchase and the legal and auditing fee's related to that project. Without such expenses, the Company believes that its losses would be significantly less.

     SyndicationNet's future revenues and profits, if any, will depend upon various factors, including whether SyndicationNet will be able to effectively evaluate the overall quality and industry expertise of potential acquisition candidates, whether SyndicationNet will have the funds to provide seed capital and mezzanine financing to brick-and-mortar, e-commerce and Internet-related companies and whether SyndicationNet can develop and implement business models that will enable growth companies to develop. SyndicationNet may not be able to effect any acquisitions of or investments in development stage companies if it is unable to secure sufficient funds to finance its proposed acquisitions costs.

     SyndicationNet intends for its management team to identify companies that are positioned to succeed and to assist those companies with financial, managerial and technical support. Over the next 12 months SyndicationNet intends to increase revenue and gross profit margin by focusing and expanding its consulting services. It is management's belief that potential acquisition targets can be better identified and assessed for risk if SyndicationNet first becomes involved with various companies on a consulting capacity. SyndicationNet's strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities.

     On September 19, 2000, SyndicationNet entered into a Services and Consulting Agreement with Tri-State Metro Territories, LLC, a Delaware limited liability corporation, ("Tri-State") in the business of selling franchised hair coloring salon units under the copy right name of "haircolorxpress". SyndicationNet was retained as Tri-State's consultant to assist in the development of management, sales, and marketing of "haircolorxpress", franchised hair coloring salon units in the District of Columbia, Virginia, Maryland and Delaware. SyndicationNet will be compensated from Tri-State at an hourly rate of $150 to $250. On November 29, 2000, SyndicationNet received an initial retainer of $50,000 to be applied toward its hourly fees. SyndicationNet is not currently providing any consulting services to Tri-State.

     SyndicationNet will attempt to enter into consulting agreements over the next 12 months that will increase consulting fees as well as open dialog for acquisition considerations. SyndicationNet has no current plans, proposal, arrangements or understandings with any representatives of the owners of any business or company regarding an acquisition or merger transaction.

     SyndicationNet has generated funds through its wood brokerage services and from consulting fees for services as well as raising capital through the sale of its securities in private transactions.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO DECEMBER 31, 2000 FOR SYNDICATION NET TOGETHER WITH ITS WHOLLY OWNED SUBSIDIARY, KEMPER PRESSURE TREATED FOREST PRODUCTS, INC.

     For the year ended December 31, 2001, SyndicationNet's sales increased by 20.8% to $8,901,207 from $7,366,393 for the year ended December 31, 2000. The increase is primarily attributed to the growth of SyndicationNet's wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc. Further explanation of the increase in sales is the growth of the Company's consulting business. For the year ended December 31, 200l, the Company's consulting revenue increased by 237% to $173,060 from $51,300 for the year ending December 31, 2000. It is the position of management that Kemper's client base and its consulting business should expand over the next year and the trend should continue.

     The General and Administrative Operating Expenses for the period ended December 31, 2001 decreased 78% to $127,034 from $570,334 for the period ending December 31, 2000. The decrease is primarily attributed to payment in 2000 of the one time expenses related to SyndicationNet's merger and filing of its registration statement and public offering efforts that were not applicable in the year ending December 31, 2001.

     Cost of sales increased 19% to $8,672,565 for the year ended December 31, 2001, compared to $7,267,571 for the year ended December 31, 2000. This increase in cost of sales was primarily attributable to increased purchases of wood product to meet increased demand.

     The net income for the year ended December 31, 2001 was $53,098 compared to net losses of $(485,439) for the year ended December 31, 2000. The primary reasons for the increase in the income was that there were no, or very little, costs attributed to the merger and registration process as were present in the year ended December 31, 2000.

     Total current assets increased to $620,948 at December 31, 2001 from $571,761 at December 31, 2000, due primarily to the increase of SyndicationNet's accounts receivable. Total current liabilities decreased to $992,526 at December 31, 2001 from $998,257 at December 31, 2000

     SyndicationNet does not foresee any significant changes in the number of its employees over the next twelve months.

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

ITEM  7.  FINANCIAL  STATEMENTS

     The financial statements for the year ended December 31, 2001 are attached to this Report.

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

     The above named officers and directors also serve identical positions as officers and directors of Kemper.

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

     SENATOR VANCE HARTKE, ESQ. (retired) has served as the President and a director of SyndicationNet and Kemper since August 1999. Retired Senator Hartke received his Juris Doctor in 1948 from Indiana University Law School. From 1956 to 1958, Senator Hartke served as the Mayor of the City of Evansville, Indiana. From 1958 to 1976, Vance Hartke served as the United States Senator from Indiana for three terms. Senator Hartke was a member of the United States Senate Finance Committee with jurisdiction over taxes, debt control, international trade, social security, welfare, health and energy, and a member of the United States Senate Commerce Committee with jurisdiction over trade and tourism, business, communication and consumer affairs.

     For at least the last five years, former Senator Vance Hartke is a practicing attorney who currently heads "The Hartke Group", a full service family-owned law firm located in Falls Church, Virginia. Over a period of 30 years, Mr. Hartke has been involved with the United Nation, the World Health Organization, the Food and Agricultural Organization, the United Nations Development Program, the World Bank, U.S. Aide, the Overseas Private Investment Corporation, the Export-Import Bank, the Inter American Development Bank and various agencies of the United States Administration, the United States Senate and the United States House of Representatives.

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

     MARK SOLOMON, ESQ. has served as Chairman of the Board of Directors of SyndicationNet and of Kemper since August 1999. Mr. Solomon received a Bachelor of Science Degree from Nova University in 1976 and received his Juris Doctor from Nova University Law School in 1979. For at least the last five years Mr. Solomon has been a practicing attorney for Mark Solomon, P.A., located in Florida, specializing in criminal law.

     CYNTHIA WHITE has served as the Chief Financial Officer of SyndicationNet and of Kemper since August 1999. Since October, 1991, Ms. White has owned The Accelerated Group, Inc., an accounting firm located in Florida which specializes in corporate and individual taxes, audits, financial reporting and business consultation. From 1992 to 1993, Ms. White also served as the Comptroller for Optoelectronics, Inc. and prior to that she served as an accountant for Florida Business Services, Inc. and the accounting firm of James and Surman, CPA. In 1992, Ms. White received her B.A. from Florida Atlantic University with a major in accounting. Ms. White also serves as the treasurer for the Boca Raton Society for the Disabled, Inc.

     MARK GRIFFITH has served as the Treasurer, Secretary and a director of SyndicationNet and of Kemper since August 1999. Mr. Griffith received his Bachelor of Arts degree in History and in Education from Salisbury State University in 1984. From December 2000 to the present, Mr. Griffith has served as the senior compliance examiner for Sterling Financial Investment Group located in Florida. From September 2000 to December 2000, Mr. Griffith worked as a registered securities principal with National Securities, Inc., a Florida based securities firm. From 1997 to September, 2000, Mr. Griffith served as the Chief Compliance Officer for the Agean Group, a Florida based securities firm. Prior to 1997, Mr. Griffith worked as a stockbroker for J.W. Grant and Associates.

     WAYNE HARTKE, ESQ. has served as a director of SyndicationNet and of Kemper since August 1999. Mr. Hartke received his Bachelor of Arts degree from the University of Pennsylvania in 1970 and received his Juris Doctor in 1973 from the California Western School of Law. Mr. Hartke, for at least the last five years has been a partner in the law firm of Hartke & Hartke located in Falls Church, Virginia and is currently admitted to the bars of the District of Columbia, Virginia and California. Mr. Hartke served as corporate counsel to Norris Satellite Communications, Inc. where he participated in negotiations with Sprint, Orbital Sciences Corporation, Harris Corporation and Echostar regarding satellite launch contracts. Mr. Hartke also has experience in Federal Communications Commission license applications, the development and sale of coal properties, international crude oil purchases and the acquisition and marketing of Internet domain names.

     Mr. Hartke currently serves as a director of Tong-1 Pharmaceuticals, Inc., a privately held retail chain of drug stores operating in China. Mr. Hartke also serves as a director of Wood Holdings, Inc. and Wood Sales, Inc., privately held companies in the wood preservative industry. Mr. Wayne Hartke is the son of Senator Vance Hartke, the President and a director of SyndicationNet.

     HOWARD S. SIEGEL has served as a director of SyndicationNet and of Kemper since August 1999. Mr. Siegel received his Juris Doctor in 1969 from St. Mary's University Law School. Since 1969, Mr. Siegel has been a practicing attorney. For the past five years, Mr. Siegel has worked with the law office of Yuen & Associates, located in Houston, Texas. Prior to working for Yuen & Associates, Mr. Siegel was employed with the Internal Revenue Service, Tenneco, Inc., Superior Oil Company and Braswell & Paterson. Mr. Siegel serves as a director of Golden Triangle Industries, Inc. (GTII), a public company traded on the Nasdaq exchange, and serves as a director for Signature Motor Cars, Inc, a privately-held company.

     The certificate of incorporation and by-laws of SyndicationNet provide that SyndicationNet indemnify its officers and directors against losses or liabilities which arise from any transaction in that person's managerial capacity unless that person: violated a duty of loyalty, did not act in good faith, engaged in intentional misconduct or knowingly violated the law, approved an improper dividend, or derived an improper benefit from the transaction. SyndicationNet's certificate of incorporation and by-laws also provide for the indemnification of its officers and directors against any losses or liabilities incurred as a result of the operation of SyndicationNet's business, provided that its officers and directors acted in good faith and in the best interests of SyndicationNet and that their conduct did not constitute gross negligence, misconduct or breach of fiduciary obligations.

     In 2000, Life2K.com, Inc. was acquired by Generation Acquisition Corporation, a public reporting company, and was subsequently merged with and into Generation Acquisition Corporation which simultaneously changed its name to "SyndicationNet.com, Inc." Prior to the acquisition and merger, Generation Acquisition Corporation had a single shareholder, TPG Capital Corporation, a corporation controlled by James M. Cassidy. On June 4, 2001, subsequent to any of the transactions involving SyndicationNet, without admitting or denying any wrongdoing, Mr. Cassidy consented to the issuance of an order by the Securities and Exchange Commission to cease and desist from committing or causing any violation and any future violation of Section 10(b) of the Securities Exchange Act of 1934 ("1934 Act") and Rule 10b_5 thereunder and from causing any violation and future violation of Section 13(a) of the 1934 Act and Rules 13a_13 and 12b_20 thereunder in connection with arranging reverse mergers between reporting companies that they controlled and issuers facing possible delisting from the NASD Over_The_Counter Bulletin Board. Specifically, the Securities and Exchange Commission found that Mr. Cassidy and TPG Capital Corporation arranged reverse mergers with issuers that faced possible delisting and in the course of providing these services made false or misleading disclosures in documents filed with the Securities and Exchange Commission. The Commission found that Mr. Cassidy and TPG Capital Corporation filed amended registration statements for five blank check companies that falsely stated that the companies had not engaged in negotiations. Three of these companies also filed periodic reports under the 1934 Act, which the Securities and Exchange Commission said wrongly stated that they were not engaged in merger negotiations. TPG Capital Corporation, without admitting or denying any wrongdoing, also consented to and paid a $50,000 civil penalty. These actions did not involve or include SyndicationNet.

     Specifically, the Securities and Exchange Commission said that Mr. Cassidy and TPG had filed amended registration statements for five reporting companies that wrongly stated that the companies were not engaged in negotiations with specific entities regarding a possible business combination. Three of these companies also filed periodic reports under the 1934 Act, which the Securities and Exchange Commission said wrongly stated that they were not engaged in merger negotiations. TPG Capital Corporation also agreed to consent, without admitting or denying any wrongdoing, to the payment of a civil penalty. These actions did not involve or include SyndicationNet.

ITEM  10.  EXECUTIVE  COMPENSATION

     Neither the officers nor directors of SyndicationNet have received any cash compensation or cash bonus for services rendered during 2000 or 2001

                           SUMMARY COMPENSATION TABLE

                             Long-Term Compensation
                          -----------------------------

                   Annual  Compensation     Awards     Payouts
           ----------------------------     ------     -------
Name  and                                 Restricted
Principal                                   Stock
Position(s)                Year    Salary($)  Bonus($)  Other($)  Awards(#
shares)
                                                 Compensation
-----------               ----     -------     ------------------------
Vance  Hartke             2001        0             0
                          2000        0        10,000  shares*
                          1999        0        10,000  shares*
                          1998        0

* Such shares were issued to Mr. Hartke for his service as a director of SyndicationNet.

SyndicationNet does not have any long term compensation plans or stock option plans.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

         The following table sets forth, as of December 31, 2001, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the directors and officers of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                              Shares of
                                            common stock
Name,  Position  and  Address            Beneficially  Owned (1)     Percent of
                                                                       Class
----------------------------------     -------------------------    ------------
Vance  Hartke                                    20,000                 (*)
President  and  director
7637  Leesburg  Pike
Falls  Church,  Virginia  22043

Mark  Griffith                                   20,000                 (*)
Secretary,  Treasurer  and  director
465  NE  3rd  Street
Boca  Raton,  Florida  33432

Cynthia  White                                   30,000                 (*)
Chief  Financial  Officer
7637  Leesburg  Pike
Falls  Church,  Virginia  22043

Mark  Solomon                                   104,000                 (*)
Director
901  South  Federal  Highway
Fort  Lauderdale,  Florida
22216

Wayne  Hartke                                   20,000                  (*)
Director
7637  Leesburg  Pike
Falls  Church,  Virginia  22043

Howard  B.  Siegel                              20,000                  (*)
Director
15902  South  Barker  Landing
Houston,  Texas  77079

Dale  Hill                                   4,708,366                 43.6%
5056  West  grove  Drive
Dallas,  Texas  75248

Brian  Sorrentino                            3,732,924                 34.6%
Consultant
PO  Box  484
Damascus,  MD  20872

All  Officers  and  Directors                214,000                  1.98%
as  a  group  (6  persons)
___________________
*  Represent  less  than  1%  of  the  outstanding  shares  of  SyndicationNet

(1) Based upon 10,781,750 shares of SyndicationNet's common stock issued and outstanding as of February 1, 2002.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     SyndicationNet.com ratified a corporate service consulting agreement that Kemper had with Source Management Services. Source Management is to oversee the general activities of Kemper and SyndicationNet on a day to day basis, develop and execute Kemper's and SyndicationNet's business plan, assist in the preparation of audits, registration statements and assist SyndicationNet in the listing of its securities on the OTC Bulletin Board. For the fiscal year 2000, SyndicationNet.com has agreed to compensate Source Management the greater of $150 per hour or $17,500 per month .Mr. Sorrentino has waived any claims for consulting fees owed to him for the first nine months of the fiscal year ended December 31, 2001. If and when SyndicationNet.com's securities are traded on any stock exchange, Source Management will receive 5% of the outstanding shares of SyndicationNet.com's common stock. Mr. Sorrentino, the sole officer and director of Source Management Services and has a material interest in the transaction in that he is compensated on a monthly basis and may, subject to the trading of SyndicationNet's securities, receive 5% of the outstanding common shares of SyndicationNet.

     In 1999, SyndicationNet borrowed an aggregate of $105,000 from Brian Sorrentino, a greater than 5% shareholder of SyndicationNet's common stock and the principal of Source Management Services. SyndicationNet executed a promissory note for the loan amount at an interest rate of 12% per annum. The loan, due March 3, 2000, has not been paid as of the date hereof.

     In September 1999, SyndicationNet borrowed $25,000 from Dr. Ratti Kenta Dutta, a selling securityholder. Dr. Dutta agreed to cancel his loan together with any accrued interest in exchange for an aggregate of 38,000 shares of SyndicationNet's common stock which shares were issued to Dr. Dutta in August 2000.

     The control persons of Kemper Pressure Treated Forest Products, Inc. were Dale Hill, who owned approximately 66%, and Brian Sorrentino, who owned approximately 34%. The controlling person and founder of Algonquin Acquisition Corporation was its beneficial shareholder, James M. Cassidy. At the time of the exchange of stock with Kemper Pressure Treated Forest Products, Algonquin had 5,000,000 shares outstanding of which 4,750,000 shares were redeemed and cancelled as part of the exchange. The remaining 250,000 shares were redeemed and cancelled at the time of the transaction with Generation Acquisition.

     The controlling persons of Life2K.com, Inc. were its directors Vance Hartke, Mark Griffith, Cynthia White, Mark Solomon, Wayne Hartke and Howard Siegel and its controlling shareholders Dale Hill and Brian Sorrentino.

     The controlling person and founder of Generation Acquisition Corporation was its beneficial shareholder, James M. Cassidy. At the time of the exchange of stock with Life2K.com, Inc., Generation Acquisition had 5,000,000 shares of its common stock outstanding all of which were redeemed and cancelled except 250,000 retained by TPG Capital Corporation, a corporation controlled by James Cassidy. As part of the transactions SyndicationNet has agreed to pay TPG Capital an aggregate of $100,000 for its consulting services of which $65,000 has been paid.

     A consultant and 10% shareholder of SyndicationNet, Brian Sorrentino, owns 63.5% of the outstanding shares of Tri-State and is a development agent and general partner of Tri-State. Tri-State owns the development contract to sell franchises of HCX salons in the territory of Maryland, Virginia, Washington and Delaware. Mark Solomon, a director of SyndicationNet, owns 8.3% of the outstanding shares of Tri-State. Robert Green, a less than 5% shareholder of SyndicationNet, owns 9% of Tri-State. The investments were made by the above stated individuals after September 19, 2000 which is when SyndicationNet entered into its consulting agreement with Tri-State.

     SyndicationNet pays accounting fees to the Accelerated Group, Inc., a private accounting firm owned by Cynthia White, SyndicationNet's Chief Financial Officer. SyndicationNet believes that it has paid less than $5,000 annually for the past three years as compensation for such accounting services.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

         (a)  Exhibits

3.1** Certificate of Incorporation, filed with the registration statement of Generation Acquisition Corporation on Form 10-SB(file No. 000-29701) filed with the Commission and incorporated herein by reference.

3.2** By-Laws of the Company, filed with the registration statement of Generation Acquisition Corporation on Form 10-SB (file No. 000-29701)filed with the Commission and incorporated herein by reference.

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

**    Previously  filed.


     (b) SyndicationNet did not file any reports on Form 8-K during the past quarter.



                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SYNDICATION  NET.COM,  INC.

			    By /s/ Vance Hartke
                                 ---------------------------
                                     Vance Hartke, President


                              By /s/ Cynthia White
                                ----------------------------
                                   Cynthia White, Chief  financial  officer

                              Date:  April 1, 2002


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                              OFFICE               DATE



/s/ Vance Hartke                Director              April 1, 2002
--------------------
   Vance Hartke


 -------------------            Director              April 1 ,2002
 Mark Griffith

/s/ Mark Solomon
------------------
 Mark  Solomon                  Director               April 1, 2002

/s/ Wayne Hartke
------------------
 Wayne  Hartke                  Director               April 1, 2002

/s/ Howard B. Siegel
-----------------------
 Howard  B.  Siegel             Director               April 1, 2002

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2001




                                 C O N T E N T S


Independent  Auditors'  Report                                      3

Consolidated  Balance  Sheet                                        4

Consolidated  Statements  of  Operations                            5

Consolidated  Statements  of  Stockholders'  Equity  (Deficit)      6

Consolidated  Statements  of  Cash  Flows                           7

Notes  to  the  Consolidated  Financial  Statements                 8

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board  of  Directors
Syndication  Net.com,  Inc.  and  Subsidiary
Falls  Church,  Virginia

We have audited the accompanying consolidated balance sheet of Syndication Net.com, Inc. and Subsidiary as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syndication Net.com, Inc. and Subsidiary as of December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has incurred significant losses which have resulted in an accumulated deficit and a deficit in stockholders' equity, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HJ  &  Associates,  LLC
Salt  Lake  City,  Utah
March  20,  2002

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet


                                ASSETS
                                ------

                                                          December 31,
                                                              2001
                                                         --------------

CURRENT ASSETS
Cash                                                     $       3,516
Accounts receivable, net (Note 1)                              616,522
                                                         --------------

  Total Current Assets                                         620,038
                                                         --------------

PROPERTY AND EQUIPMENT - NET (Note 2)                              910
                                                         --------------

  TOTAL ASSETS                                           $     620,948
                                                         ==============


               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
           -------------------------------------------------------

CURRENT LIABILITIES

Accounts payable                                         $     852,326
Notes payable - related party (Note 5)                         105,000
Interest payable - related party (Note 5)                       35,200
                                                         --------------


  Total Current Liabilities                                    992,526
                                                         --------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 20,000,000 shares authorized of
 $0.0001 par value, no shares issued and outstanding                 -
Common stock: 100,000,000 shares authorized of $0.0001
 par value, 10,781,750 shares issued and outstanding             1,078
Additional paid-in capital                                     791,749
Accumulated deficit                                         (1,164,405)
                                                         --------------

  Total Stockholders' Equity (Deficit)                        (371,578)
                                                         --------------

  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)   $     620,948
                                                         ==============



    The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations

                                     For  the  Years  Ended
                                          December  31,
                                          -------------


                                        2001          2000
                                    ------------  ------------

SALES
  Wood treatment commissions        $ 8,728,147   $ 7,315,093
  Consulting                            173,060        51,300
                                    ------------  ------------

    Total Sales                       8,901,207     7,366,393
                                    ------------  ------------

COST OF GOODS SOLD                    8,672,565     7,267,571
                                    ------------  ------------

GROSS MARGIN                            228,642        98,822
                                    ------------  ------------

OPERATING EXPENSES

Depreciation                                910           910
Bad Debt                                 35,000             -
General and administrative              127,034       570,334
                                    ------------  ------------

Total Operating Expenses                162,944       571,244
                                    ------------  ------------

OPERATING INCOME (LOSS)                  65,698      (472,422)
                                    ------------  ------------

OTHER (EXPENSES)

Interest expense                        (12,600)      (13,017)
                                    ------------  ------------

Total Other (Expenses)                  (12,600)      (13,017)
                                    ------------  ------------

NET INCOME (LOSS)                   $    53,098   $  (485,439)
                                    ============  ============

BASIC INCOME (LOSS) PER SHARE       $      0.01   $     (0.05)
                                    ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                        10,781,750    10,369,192
                                    ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                                              Additional
                                        Preferred  Stock       Common Stock    Paid-In   Accumulated
                                        ----------------       ------------
                                      Shares    Amount     Shares    Amount    Capital     Deficit
                                     --------  --------  ----------  -------  ---------  ------------
Balance, December 31, 1999            60,000   $     6   10,010,800  $ 1,001  $264,683   $  (732,064)

Conversion of preferred shares
 to common stock                     (60,000)       (6)      36,000        4         2             -

Common stock issued for cash at
 prices ranging from $0.83 to $2.50
 per share                                 -         -      193,500       19   227,482             -

Common stock issued for cash and
 services at $1.67 per share               -         -       50,400        5    83,995             -

Common stock issued for services
 at $1.67 per share                        -         -       78,000        8   129,992             -

Common stock issued for conversion
 of debt at $1.64 per share                -         -       19,050        2    31,248             -

Recapitalization                           -         -      250,000       25       (25)            -

Common stock issued for cash at
 $0.047 per share                          -         -       94,000        9     4,377             -

Common stock issued for services
 at $1.00 per share                        -         -       50,000        5    49,995             -

Net loss for the year ended
 December 31, 2000                         -         -            -        -         -      (485,439)
                                     --------  --------  ----------  -------  ---------  ------------

Balance, December 31, 2000                 -         -   10,781,750    1,078   791,749    (1,217,503)

Net income for the year ended
  December 31, 2001                        -         -            -        -         -        53,098
                                     --------  --------  ----------  -------  ---------  ------------

Balance, December 31, 2001                 -   $     -   10,781,750  $ 1,078  $791,749   $(1,164,405)
                                     ========  ========  ==========  =======  =========  ============


    The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows

                                                        For  the  Years  Ended
                                                             December  31,
                                                             -------------
                                                           2001        2000
                                                         ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                        $ 53,098   $(485,439)
 Adjustments to reconcile net income (loss) to net cash
 Provided (used) in operating activities:
  Bad debt                                                 35,000           -
  Depreciation                                                910         910
  Common stock issued for services                              -     249,000
Changes in operating assets and liabilities:
 (Increase) in accounts receivable                        (79,806)    (83,876)
 Increase (decrease) in accounts payable                  (18,331)     85,255
 Increase in accrued expenses                              12,600       6,728
                                                         ---------  ----------

  Net Cash Provided (Used) in Operating Activities          3,471    (227,422)
                                                         ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES                            -           -
                                                         ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Payments on notes payable - related party                       -     (25,000)
Proceeds from issuance of common stock                          -     246,887
                                                         ---------  ----------

  Net Cash Provided by Financing Activities                     -     221,887
                                                         ---------  ----------

NET INCREASE (DECREASE) IN CASH                             3,471      (5,535)

CASH, BEGINNING OF YEAR                                        45       5,580
                                                         ---------  ----------

CASH, END OF YEAR                                        $  3,516   $      45
                                                         =========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

  Income taxes                                           $      -   $       -
  Interest                                               $      -   $  12,539

Non-Cash Financing Activities

  Stock issued for services                              $      -   $ 249,000
  Stock issued for outstanding debt                      $      -   $  31,250

    The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      December  31,  2001  and  2000

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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      December  31,  2001  and  2000


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

d.  Accounts  Receivable

Accounts receivable consist of an amount due from two customers. Accounts receivable are shown net of the allowance for doubtful accounts. The allowance was $35,000 at December 31, 2001.

e.  Basic  Loss  Per  Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                                              For  the  Years  Ended
                                                  December  31,
                                                  -------------
                                          2001                    2000
                                          ----                    ----

  Income  (Loss)  (numerator)       $    53,098              $  (485,439)
  Shares  (denominator)              10,781,750               10,396,192
  Per  share  amount                $      0.01              $     (0.05)

f.  Long-Lived  Assets

In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, long-lived assets, including goodwill associated with other long-lived assets, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

g.  Recent  Accounting  Pronouncements

The Company has adopted the provisions of FASB Statement No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (a replacement of FASB Statement No. 125.)" This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      December  31,  2001  and  2000


NOTE  1  -     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
              (Continued)

g.  Recent  Accounting  Pronouncements  (Continued)

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

The Company had adopted the provisions of FIN 44 "Accounting for Certain Transactions Involving Stock Compensation (an interpretation of APB Opinion No. 25.)" This interpretation is effective July 1, 2000. FIN 44 clarifies the application of Opinion No. 25 for only certain issues. It does not address any issues related to the application of the fair value method in Statement No. 123. Among other issues, FIN 44 clarifies the definition of employee for purposes of applying Opinion 25, the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and accounting for an exchange of stock compensation awards in a business combination. The adoption of this principle had no material effect on the Company's consolidated financial statements.

SFAS NO.'S 141 AND 142 -- In June 2001, the Financial Accounting Standards Board
(FASB)  adopted  Statement  of  Financial  Accounting  Standards  SFAS  No. 141,
"Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 is effective as to any business combination occurring after June 30, 2001 and certain transition provisions that affect accounting for business combinations prior to June 30, 2001 are effective as of the date that SFAS No. 142 is applied in its entirety, which will be January 1, 2002 for the Company. SFAS No. 142 is effective, generally, in fiscal years beginning after December 15, 2001, which will be the fiscal year ending April 30, 2002 for the Company.

SFAS No. 141 provides standards for accounting for business combinations. Among other things, it requires that only the purchase method of accounting be used and that certain intangible assets acquired in a business combination (i.e. those that result from contractual or other legal rights or are separable) be recorded as an asset apart from goodwill.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      December  31,  2001  and  2000


NOTE  1  -     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
               (Continued)

g.  Recent  Accounting  Pronouncements  (Continued)

The transition provisions require that an assessment be made of previous business combinations and, if appropriate, reclassifications be made to or from goodwill to adjust the recording of intangible assets such that the criteria for recording intangible assets apart from goodwill is applied to the previous business combinations.

SFAS No. 142 provides, among other things, that goodwill and intangible assets with indeterminate lives shall not be amortized. Goodwill shall be assigned to a reporting unit and annually assessed for impairment. Intangible assets with determinate lives shall be amortized over their estimated useful lives, with the useful lives reassessed continuously, and shall be assessed for impairment under the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Goodwill is also assessed for impairment on an interim basis when events and circumstances warrant. Upon adoption of SFAS No. 142, the Company will assess whether an impairment loss should be recognized and measured by comparing the fair value of the "reporting unit" to the carrying value, including goodwill. If the carrying value exceeds fair value, then the Company will compare the implied fair value of the goodwill" (as defined in SFAS No. 142) to the carrying amount of the goodwill. If the carrying amount of the goodwill exceeds the implied fair value, then the goodwill will be adjusted to the implied fair value.

While the Company has not completed the process of determining the effect of these new accounting pronouncements on its consolidated financial statements, the Company currently expects that there will be no reclassification in connection with the transition provisions of SFAS No. 141 based on clarifications of the transition provisions issued by the FASB in October 2001. Accordingly, the Company expects that, after implementation of SFAS No. 142, all intangible assets will be amortizable and the goodwill will not be amortizable.

SFAS NO. 143 -- On August 16, 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which is effective for fiscal years beginning after June 15, 2002. It requires that obligations associated with the retirement of a tangible long-lived asset be recorded as a liability when those obligations are incurred, with the amount of the liability initially measured at fair value. Upon initially recognizing a liability for an accrued retirement obligation, an entity must capitalize the cost by recognizing an increase in the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      December  31,  2001  and  2000


NOTE  1  -     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
               (Continued)

g.  Recent  Accounting  Pronouncements  (Continued)

While the Company has not completed the process of determining the effect of this new accounting pronouncement on its consolidated financial statements, the Company currently expects that the effect of SFAS No. 143 on the Company's consolidated financial statements, when it becomes effective, will not be significant.

SFAS NO. 144 "On October 3, 2001, the Financial Accounting Standards Board issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" which is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. SFAS 144 supercedes SFAS Statement No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." SFAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30 (APB 30), "Reporting Results of Operations Reporting the Effects of Disposal of a Segment of a Business."

SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets that are to be disposed of by sale, as well as addresses the principal implementation issues. SFAS 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less cost to sell. That requirement eliminates the requirement of APB 30 that discontinued operations be measured at net realizable value or that entities include under 'discontinued operations' in the financial statements amounts for operating losses that have not yet occurred.

h.  Property  and  Equipment

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

i.  Provision  for  Taxes

At December 31, 2001, the Company had net operating loss carryforwards of approximately $1,645,000 that may be offset against future taxable income through 2021. No tax benefit has been reported in the consolidated financial statements because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      December  31,  2001  and  2000


NOTE  1  -     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
               (Continued)

i.     Provision  for  Taxes  (Continued)

The income tax benefit differs from the amount computed at federal statutory rates of approximately 38% as follows:
                                              For  the  Years  Ended
                                                   December  31,
                                                   -------------
                                             2001                  2000
                                             ----                  ----

Income  tax  (liability) benefit at
statutory rate                          $ (34,337)             $ 184,460
Change  in  valuation  allowance           34,337               (184,460)
                                        ----------             -----------
                                        $       -              $       -
                                        ==========             ===========

Deferred  tax  assets  (liabilities)  are  comprised  of  the  following:

                                             For  the  Years  Ended
                                                   December  31,
                                                   -------------
                                             2001                 2000
                                             ----                 ----

Income  tax  benefit  at statutory rate $  625,100             $  659,771
Change  in  valuation  allowance          (625,100)              (659,771)
                                        -----------            -----------

                                        $        -             $        -
                                        ===========            ===========

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

j.  Principles  of  Consolidation

The consolidated financial statements include those of Syndication and its wholly-owned subsidiary, Kemper.

     All  material  intercompany accounts and transactions have been eliminated.

k.  Estimates

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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      December  31,  2001  and  2000


NOTE  1  -     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
              (Continued)

l.  Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2001 and 2000 was $-0- and $49, respectively.

m.  Revenue  Recognition  Policy

The Company recognizes its wood treatment commission revenue upon shipment of goods to the customer. At this time, there is no further obligation of the Company to the customer. The price of the product to the customer, at the time of shipment has been established, and collectability is reasonably assured. Also the cost of the product to the Company is also known.

The Company entered into a consulting agreement (Note 3) with Tri-State Metro Territories, Inc. (Tri-State). The Company is to assist in the management, development, sales, and marketing of Tri-State's hair coloring salon units. The Company recognized this consulting income from Tri-State on a monthly basis for time actually spent consulting. The agreement establishes the hourly billing rates. Collectability is reasonably assured.

n.  Concentrations  of  Risk

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

     Concentration  in  the  Volume  of  Business  Transacted  with a Particular
     ---------------------------------------------------------------------------
Customer
--------

The Company currently has one major customer for its wood products which accounts for 100% of its wood treatment commissions. Although the Company is continually negotiating contracts with potential customers, a loss of this customer could greatly affect the operating results of the Company.

The Company has one major customer for its consulting services which accounts for approximately 80% of its consulting revenue. A loss of this customer could affect the operating results of the Company.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      December  31,  2001  and  2000


NOTE  2  -     PROPERTY  AND  EQUIPMENT

     Property  and  equipment  consists  of  the following at December 31, 2001:

     Office  equipment                    $     4,550
     Accumulated  depreciation                 (3,640)
                                          ------------

     Net  property  and  equipment        $       910
                                          ============

Depreciation expense for the years ended December 31, 2001 and 2000 was $910 and $910, respectively.

NOTE  3  -     COMMITMENTS  AND  CONTINGENCIES

On May 18, 1999, the Company entered into an agreement to acquire a reporting United States corporation with audited financial statements showing no material assets or liabilities. The Company agreed to pay $100,000 for its services in regard to the transaction. On October 13, 200 this acquisition took place (Note 1.) The Company has paid a total of $65,000 and has accrued an additional $35,000 for legal fees.

On April 7, 1999, the Company ratified its corporate service consulting agreement with Source Management Services, Inc. (Source), a related company owned by a significant shareholder. Source is to oversee the general activities of the Company on a day-to-day basis, develop and execute a business plan, and assist in other ongoing administrative issues. For the year ended December 31, 2001, the Company agreed to pay Source a total of $84,920. The Company has also agreed to award Source a bonus of 5% of the outstanding shares of stock when the Company's securities are traded on any United States stock exchange.

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

On November 26, 2001, Barry Pope ("Pope"), individually and as a shareholder of Worldwide Forest Products, Inc. ("Worldwide") commenced an action against the Company, Brian Sorrentino, Dale Hill, Worldwide Forest Products, Inc., Kemper Pressure Treated Forest Products, Inc., Life2k.com, Inc., Algonquin Acquisition Corp., Generation Acquisition Corp., Castle Securities Corporation and John Does 1-5, in the Circuit Court of Madison County, Mississippi. In such action, Pope claims that stock he owned and commissions owed to him by Worldwide should have been converted into shares of the common stock of the Company.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      December  31,  2001  and  2000

NOTE  3  -     COMMITMENTS  AND  CONTINGENCIES  (Continued)

Worldwide was a corporation organized under the laws of the State of Mississippi that operated as a wood treatment company that worked exclusively with creosite, a wood treatment chemical, for utility wood poles and products. In 1997 the corporate charter of Worldwide expired and Worldwide no longer conducts operations. In 1996, Pope entered into a consent order settlement with Worldwide arising from claims brought by Pope against the former President of Worldwide, David Wise, and Worldwide. Pursuant to such settlement, on November 8, 1996, Pope received 30,000 shares of Worldwide common stock and received warrants, exercisable at $1.00 per share, to purchase 200,000 shares of Worldwide common stock.

Worldwide never completed a public offering and, as such, Pope alleges losses equal to the value of his Worldwide shares had Worldwide completed a public offering, had such shares traded at a minimum of $5.00 per share and had Pope been able to sell his securities equal to or in excess of $5.00. Pope further alleges that certain defendants guaranteed the obligations of Worldwide in the amount of $2,060,000 and alleges that all shareholders of Worldwide were provided an opportunity by Worldwide to convert shares of Worldwide common stock into shares of common stock of the Company.

Finally, Pope alleges that Brian Sorrentino orally guaranteed payment to Pope in the amount of $200,000 representing commissions to be paid to Pope if and when Pope provided a $2,000,000 loan for Worldwide. Pope is seeking compensatory and punitive damages in an amount to be determined at trial, plus an award of reasonable costs, attorneys' fees and expenses, pre-judgement and post-judgement interest, and any other relief to which Pope may be entitled. The Company believes that Pope's claim is without merit and the Company has engaged counsel to vigorously defend against the action.

NOTE  4  -     PREFERRED  STOCK

The shareholders of the Company have authorized 20,000,000 shares of preferred stock with a par value of $0.0001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

On January 1, 2000, the remaining 60,000 Series A preferred shares were converted into common shares, thus, at December 31, 2001, no preferred shares were outstanding.

NOTE  5  -     NOTES  PAYABLE  -  RELATED  PARTY

     Notes payable to related parties consisted of the following at December 31, 2001:

     Note  payable  to  a  related  party,  due  on
     demand,  plus  interest at  12%  per  annum,  unsecured.     $     105,000

     Less:  Current  Portion                                           (105,000)
                                                                  --------------

     Long-Term  Notes  Payable  to  Related  Parties              $           -
                                                                  ==============

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      December  31,  2001  and  2000


NOTE  5  -     NOTES  PAYABLE  -  RELATED  PARTY  (Continued)

     The aggregate principal maturities of notes payable to related parties are as follows:

          Year  Ended
          December  31,          Amount
          -------------          ------

          2002                 $ 105,000
          2003                         -
          2004                         -
          2005                         -
    2006  and  thereafter              -
                                       -
                             ------------
            Total             $  105,000
                             ============

Interest expense for the year ended December 31, 2001 and 2000 was $12,600 and $13,017, respectively.

NOTE  6  -     GOING  CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,164,405 at December 31, 2001 which raises substantial doubt about the Company's ability to continue as a going concern.

The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty.

It is management's intent to acquire Internet and E-commerce companies as well as develop a software program for online bidding services. Management believes this bidding service process will allow the Company to bid and package contracts online for the treatment, sale and shipment of processed wood. In addition, management believes that being a publicly traded company will enhance their negotiating leverage as well as provide a source of additional funding if needed.