Form 10QSB
period 2002-03-31
SYNDICATION NET COM INC
filed 2002-05-15
CIK 1107604

SECURITIES AND EXCHANGE COMMISSION
            Washington, D.C.  20549

                  FORM 10-QSB
(Mark One)

[X]             QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended
                 March 31, 2002
or
[  ]        TRANSITION REPORT PURSUANT TO SECTION 13
OR
            15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


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

          Yes   x             No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

 Class                            Outstanding at March 31, 2002

Common Stock,  $0.0001             10,781,750


        PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


SYNDICATION NET.COM, INC. AND SUBSIDIARY

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002 and December 31, 2001



      SYNCIATION NET.COM, INC. AND SUBSIDIARY
         Consolidated Balance Sheets

                     ASSETS

                             March 31,           December 31,
                             2002                2001
                             (Unaudited)
CURRENT ASSETS

 Cash                         $         70        $   3,516
 Accounts receivable, net          649,557          616,522
                                ----------        ---------

 Total Current Assets              649,627          620,038
                                ----------        ---------

PROPERTY AND EQUIPMENT - NET           683              910
                                ----------        ---------

  TOTAL ASSETS                $    650,310        $ 620,948
                              ============        =========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable             $    890,310        $ 852,326
 Notes payable-related party       105,000          105,000
 Interest payable-related party     38,350           35,200
                               -----------        ---------
   Total Current Liabilities     1,033,660          992,526
                               -----------        ---------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 20,000,000
shares authorized of $0.0001
par value, no shares issued
or outstanding                     -                  -
Common stock: 100,000,000
shares authorized of $0.0001
par value, 10,781,750 shares
issued and outstanding               1,078             1,078
Additional paid-in capital         791,749           791,749
Accumulated deficit             (1,176,177)       (1,164,405)
                                -----------       -----------

Total Stockholders'
  Equity (Deficit)               (383,350)           (371,578)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY
(DEFICIT)                     $   650,310         $   620,948
                              ============        ============

       The accompanying notes are an integral part of these consolidatd financial statements.

            SYNDICATION NET.COM, INC. AND SUBSIDIARY
              Consolidated Statements of Operations
                            (Unaudited)

                                  For the Three Months Ended
                                          March 31,
                                  --------------------------
                                   2002              2001
                                  -----------    -----------
SALES

Wood treatment commissions        $ 2,053,678    $ 2,268,996
Consulting                                500         85,485
                                   ----------    -----------
  Total Sales                       2,054,178      2,354,481
                                   ----------    -----------
COST OF GOODS SOLD                  2,040,181      2,254,798
                                   ----------    -----------
GROSS MARGIN                           13,997         99,683
                                   ----------    -----------
OPERATING EXPENSES

  Depreciation                            228            228
  General and administrative           22,391         65,316
                                    ---------     ----------
    Total Operating Expenses           22,619         65,544
                                    ----------     ----------
OPERATING INCOME (LOSS)                (8,622)        34,139
                                    ----------     ---------
OTHER (EXPENSES)

  Interest expense                     (3,150)        (3,000)
                                    ----------     ----------
    Total Other (Expenses)             (3,150)        (3,000)
                                    ----------     ----------
NET INCOME (LOSS) BEFORE
   INCOME TAXES                       (11,772)        31,139
                                    ----------     ----------
INCOME TAX EXPENSE                        -               -

NET INCOME (LOSS)                   $ (11,772)     $   31,139
                                    ==========     ==========

BASIC INCOME (LOSS) PER SHARE       $   (0.00)     $    0.00
                                    ==========     ==========

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                10,781,750    10,781,750
                                    ==========    ==========


  The accompanying notes are an integral part of these consolidated financial statements.

      SYNDICATION NOT.COM, INC. AND SUBSIDIARY
 Consolidated Statements of Stockholders' Equity (Deficit)

                                                                  Addi-
                                                                  tional    Accumu-
                             Preferred Stock   Common Stock       Paid-In   lated
                             Shares    Amount  Shares     Amount  Capital   Deficit
                             ------    ------  ------     ------  -------   -------

Balance, December 31, 1999   60,000    $   6   10,010,800 $1,001  $264,683  $ (732,064)

Conversion of preferred
shares to common stock      (60,000)      (6)      36,000      4         2      -

Common stock issued for
cash at prices ranging from
$0.83 to $2.50 per share        -          -      193,500      19   227,482     -

Common stock issued for
cash and services at
$1.67 per share                 -           -      50,400       5    83,995     -

Common stock issued for
services at $1.67 per share     -           -      78,000       8   129,992     -

Common stock issued for
conversion of debt at $1.64
per share                       -           -      19,050       2    31,248     -

Recapitalization                -           -     250,000      25       (25)    -

Common stock issued for
cash at $0.047 per share        -           -      94,000       9     4,377     -

Common stock issued for
services at $1.00 per share     -           -      50,000       5    49,995     -

Net loss for the year ended
December 31, 2000               -           -        -         -       -       (485,439)
                             -------     ------    -------  ------   ------  ----------
Balance, December 31, 2000      -           -   10,781,750   1,078  791,749  (1,217,503)

Net income for the year ended
 December 31, 2001              -           -        -         -        -        53,098
                             -------      -----  ----------  -----   ------- ----------
Balance, December 31, 2001      -            -   10,781,750  1,078   791,749 (1,164,405)

Net loss for the three months
ended March 31, 2002
(unaudited)                     -           -         -          -       -      (11,772)
                              -------   ------    ---------  ------  -------  ----------
Balance, March 31, 2002
(unaudited)                     -        $  -    10,781,750  $1,078 $791,749 $(1,176,177)
                              =======   ======   ==========  ====== ======== ============

       The accompanying notes are an integral part of these consolidated financial statements.

   SYNDICATION NET.COM, INC. AND SUBSIDIARY
     Consolidated Statements of Cash Flows
               (Unaudited)

                                           For the Three Months Ended
                                                    March 31,
                                           2002                2001
                                           -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                          $   (11,772)    $    31,139
Adjustments to reconcile net income
 (loss) to net cash provided (used)
 by operating activities:
  Depreciation                                     228             228
Changes in operating assets and liabilities:
  (Increase) in accounts receivable            (33,036)       (397,386)
Increase in accounts payable                    37,984         388,251
Increase in accrued expenses                     3,150           3,000
                                           ------------     -----------

Net Cash Provided (Used) by
  Operating Activities                          (3,446)          25,232
                                           ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES               -               -
                                           -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES                -               -
                                           -----------      -----------
NET INCREASE (DECREASE) IN CASH                 (3,446)          25,232

CASH, BEGINNING OF YEAR                          3,516               45
                                           -----------      -----------
CASH, END OF YEAR                          $        70      $    25,277
                                           ===========      ===========
SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash Paid For:

  Interest                                 $      -          $      -
  Income taxes                             $      -          $      -

Non-Cash Financing Activities

  Stock issued for services                $      -          $      -
  Stock issued for outstanding debt        $      -          $      -

   The accompanying notes are an integral part of these consolidated financial statements.

         SYNDICATION NET.COM, INC. AND SUBSIDIARY
      Notes to the Consolidated Financial Statements
           March 31, 2002 and December 31, 2002

NOTE 1 -
ORGANIZATION AND SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

a.  Organization

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company=s most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the three months ended
March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2 -GOING CONCERN

The Company=s consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,164,405 at December 31, 2001 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty.

It is management=s intent to acquire Internet and E-commerce companies as well as develop a software for online bidding services. management believes this bidding service process will allow the Company to bid and package contracts online for the treatment, sale and shipment of processed wood. In addition, management believes that being a publicly traded company will enhance their negotiating leverage as well as provide a source of additional funding if needed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL  CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to provide an analysis of the Company's financial condition and plan of operation and should be read in conjunction with the Company's financial statements and its related notes. The matters discussed in this section that are not historical or current facts deal with potential future circumstances and developments. Such forward-looking statements include, but are not limited to, the development plans for the growth of the Company, trends in the results of the Company's development, anticipated development plans, operating expenses and the Company's anticipated capital requirements and capital resources. The Company's actual results could differ materially from the results discussed in the forward-looking statements.

Although the Company believes that the expectations reflected in the forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, these expectations and assumptions may not prove to be correct.

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

It is the intent of the Company's board of directors to develop and exploit all business opportunities to increase efficiencies between companies with which the Company may invest in or consult. For example, if the Company is consulting with a marketing company, the Company may utilize that marketing company to provide services for other companies with which The Company consults with or invests. The Company may acquire companies to be held as wholly owned subsidiaries of the Company.

The Company currently has one wholly owned subsidiary, Kemper
Pressure Treated Forest Products, Inc. Kemper is engaged in the retail brokerage business of preservative treated lumber such as utility poles, bridge pilings, timber and guardrail posts. Kemper intends to develop computer software applications that will enable Kemper to manage on-line bidding for the treatment, sale and shipment of processed wood. Kemper has one customer and the income from this customer is expected to continue.

The Company has historically incurred losses which has resulted in an accumulated deficit of $(1,176,177) as of March 31, 2002. Although funds generated by operations have supported certain ongoing expenditures including legal and accounting fees, additional capital will be needed to affect transactions such as mergers or acquisitions, if any. Such additional capital may need to be raised through the issuance of the Company's debt or equity or a combination of both. Without additional capital, the Company may not be able to continue as a going concern.

The Company has incurred significant losses in the past because of significant costs related to the decision to pursue public ownership status. In that effort, in the year 2000, the Company reorganized itself, completed two mergers, paid for the cost of the public company purchase and the legal and auditing fee's related to that project. Without such expenses, the Company believes that its losses would be significantly less.

The Company has generated funds through its wood brokerage services and from consulting fees for services as well as raising capital through
the sale of its securities in private transactions.   Over the next 12
months the Company intends to develop revenue by focusing on its consulting services. It is management's belief that potential acquisition targets can be better identified and assessed for risk if the Company becomes involved with various companies on a consulting capacity.

The Company intends for its management team to identify companies that are positioned to succeed and to assist those companies with financial, managerial and technical support. Over the next 12 months the Company intends to increase revenue and gross profit margin by focusing and expanding its consulting services.

The Company's board of directors believes that the financial evaluations of the Company would be enhanced as a result of having diversified companies owned by the Company. The Company anticipates that its role as a consultant to development stage companies may provide the opportunity for the Company to invest in such development stage companies, however, the Company's services as a consultant will not be conditioned on the Company being allowed to invest in a company.

The Company will attempt to enter into consulting agreements over the next 12 months that will increase consulting fees as well as open dialog for acquisition considerations. The Company has no current plans, proposal, arrangements or understandings with any representatives of the owners of any business or company regarding an acquisition or merger transaction.

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

PERIOD ENDED MARCH 31, 2002 COMPARED TO MARCH 31,
2001 FOR SYNDICATIONNET TOGETHER WITH ITS WHOLLY
OWNED SUBSIDIARY, KEMPER PRESSURE TREATED FOREST
PRODUCTS, INC.

The Company's total sales decreased to $2,054,178 for the period ended March 31, 2002, compared to $2,354,481 for the period ended March 31, 2001.

 Cost of sales were $2,040,181 for the period ended March 31, 2002, compared to $2,254,798 for the period ended March 31, 2001.

The net loss for the period ended March 31, 2002, was $(11,772) compared to net income of $31,139 for the period ended March 31, 2001.


Total current assets increased to $650,310 at March 31, 2002 from $620,948 at March 31, 2001 due primarily to the increase of the Company's accounts receivable.

Total current liabilities increased to $1,033,660 at March 31, 2002 from $992,526 at March 31, 2001.

Total liabilities and stockholders' deficit increased to $(650,310) at March 31, 2002 from $(620,948) at March 31, 2001.

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

ITEM 1. LEGAL PROCEEDINGS

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

Finally, Pope alleges that Brian Sorrentino orally guaranteed payment to Pope in the amount of $200,000 representing commissions to be paid to Pope if and when Pope provided a $2,000,000 loan for Worldwide, which loan was never received. Pope is seeking compensatory and punitive damages in an amount to be determined at trial, plus an award of reasonable costs, attorneys' fees and expenses, pre-judgement and post-judgement interest, and any other relief to which Pope may be entitled. SyndicationNet believes that Pope's claim is without merit and SyndicationNet has engaged counsel to vigorously defend against the action.

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY
HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Subsequent Events.

On February 15, 2002, the Company filed an amended registration statement on Form SB-2/A with the Securities and Exchange Commission to register 561,500 shares of its common stock held by thirty-five of its securityholders.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits
3.1* Certificate of Incorporation, filed with the registration statement of Generation Acquisition Corporation on Form 10-
         SB (file No. 000-29701 filed with the Commission and incorporated herein by reference
3.2* By-Laws of the Company, filed with the registration statement of Generation Acquisition Corporation on Form 10-
         SB (file No. 000-29701) filed with the Commission and incorporated herein by reference
4.1* Agreement and Plan of Reorganization among Generation Acquisition Corporation, Life2K, Inc., and the shareholders of Life2K, Inc. filed on Form 8-K with the Commission on November 6, 2000 and incorporated herein by reference
4.2*     Agreement and Plan of Merger between Generation
         Acquisition Corporation and Life2K Acquisition Corporation filed on Form 8-K with the Commission on November 6, 2000 and incorporated herein by reference
4.3* Consulting agreement between SyndicationNet.com, Inc. and Tri-State Metro Territories, Inc. dated September 19, 2000, filed with the Commission as Exhibit 4.3 in a registration statement on Form SB2 filed on February 13, 2001

- -------- * Previously filed

(b) Reports on Form 8-K

None


                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         SYNDICATIONNET.COM, INC.


         By: /s/ Vance Hartke
         President
         Dated: 5/14/02


         By: /s/ Cynthia White
         Chief Financial Officer and
         Principal Accounting Officer
         Dated: 5/14/02