Form 10QSB
period 2002-06-30
SYNDICATION NET COM INC
filed 2002-08-14
CIK 1107604

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2002
or
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from to

                         Commission file number 0-28955

                            SYNDICATION NET.COM, INC.
             (Exact name of registrant as specified in its charter)

              Delaware                                 57-2218873
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

     Class                                Outstanding at June 30,2002

Common Stock,  $0.0001                    10,781,750

                                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                             SYNDICATION NET.COM, INC.
                                                  AND SUBSIDIARY

                                         CONSOLIDATED FINANCIAL STATEMENTS

                                        June 30, 2002 and December 31, 2001



                                     SYNDICATION NET.COM, INC. AND SUBSIDIARY
                                            Consolidated Balance Sheets

                                                      ASSETS

                                                              June 30,       December 31,
                                                                2002             2001
                                                              --------       -----------
                                                            (Unaudited)
CURRENT ASSETS

   Cash ..............................................     $      --        $     3,516
   Accounts receivable, net ..........................         800,556          616,522
                                                           -----------      -----------

     Total Current Assets ............................         800,556          620,038
                                                           -----------      -----------

PROPERTY AND EQUIPMENT - NET .........................             455              910
                                                           -----------      -----------

     TOTAL ASSETS ....................................     $   801,011      $    620,948
                                                            ===========      ===========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Bank overdraft ....................................     $        21      $       --
   Accounts payable ..................................       1,025,907          852,326
   Notes payable - related party .....................         105,000          105,000
   Interest payable - related party ..................          41,500           35,200
                                                           -----------      -----------

     Total Current Liabilities .......................       1,172,428          992,526
                                                           -----------      -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued or outstanding            --               --
   Common stock: 100,000,000 shares authorized of
    $0.0001 par value, 10,781,750 shares issued and
    outstanding ......................................           1,078            1,078
   Additional paid-in capital ........................         791,749          791,749
   Accumulated deficit ...............................      (1,164,244)      (1,164,405)
                                                           -----------      -----------

     Total Stockholders' Equity (Deficit) ............        (371,417)        (371,578)
                                                           -----------      -----------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT) ...............................     $   801,011      $   620,948
                                                           ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                               SYNDICATION NET.COM, INC. AND SUBSIDIARY
                                 Consolidated Statements of Operations
                                              (Unaudited)

                                For the Three Months Ended          For the Six Months Ended
                                       June 30,                             June 30,
                         ------------------------------------  -----------------------------------
                                   2002              2001             2002              2001
                         -----------------   ----------------  ------------------  ---------------
SALES

   Wood treatment revenue ...  $  2,451,428   $    2,268,996  $     4,505,106  $     4,467,577
   Consulting ...............         3,500           85,485            4,000          132,485
                                -----------      -----------      -----------      -----------

     Total Sales ............     2,454,928        2,354,481        4,509,106        4,600,062
                                -----------      -----------      -----------      -----------

COST OF GOODS SOLD ..........     2,434,960        2,254,798        4,475,141        4,439,708
                                -----------      -----------      -----------      -----------

GROSS MARGIN ................        19,968           99,683           33,965          160,354
                                -----------      -----------      -----------      -----------

OPERATING EXPENSES

   Depreciation .............           227              228              455              456
   General and administrative         4,658           65,316           27,049           72,613
                                -----------      -----------      -----------      -----------

     Total Operating Expenses         4,885           65,544           27,504           73,069
                                -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS) .....        15,083           34,139            6,461           87,285
                                -----------      -----------      -----------      -----------

OTHER (EXPENSES)

   Interest expense .........        (3,150)          (3,000)          (6,300)          (6,000)
                                -----------      -----------      -----------      -----------

     Total Other (Expenses) .        (3,150)          (3,000)          (6,300)          (6,000)
                                -----------      -----------      -----------      -----------

NET INCOME BEFORE
 INCOME TAXES ...............        11,933           31,139              161           81,285
                                -----------      -----------      -----------      -----------

INCOME TAX EXPENSE ..........          --               --               --               --
                                -----------      -----------      -----------      -----------

NET INCOME FROM
 CONTINUING OPERATIONS ......  $     11,933   $       31,139  $           161  $        81,285
                                ===========      ===========      ===========      ===========

BASIC INCOME (LOSS) PER
 SHARE ......................  $       0.00   $         0.00  $          0.00  $          0.01
                                ===========      ===========      ===========      ===========
WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING ................    10,781,750       10,781,750       10,781,750       10,781,750
                                ===========      ===========      ===========      ===========










The accompanying notes are an integral part of these consolidated financial statements.

                              SYNDICATION NET.COM, INC. AND SUBSIDIARY
                    Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                        Additional
                                                 Preferred Stock                Common Stock              Paid-In       Accumulated
                                           --------------------------    ------------------------
                                              Shares         Amount          Shares        Amount         Capital         Deficit
                                           ------------   -----------    -------------  ----------      -------------  -------------

Balance, December 31, 1999                       60,000   $           6     10,010,800  $      1,001   $     264,683    $  (732,064)

Conversion of preferred shares
 to common stock                                (60,000)             (6)        36,000             4               2              -

Common stock issued for cash at
 prices ranging from $0.83 to $2.50
 per share                                            -               -        193,500            19         227,482              -

Common stock issued for cash and
 services at $1.67 per share                          -               -         50,400             5          83,995              -

Common stock issued for services
 at $1.67 per share                                   -               -         78,000             8         129,992              -

Common stock issued for conversion
 of debt at $1.64 per share                           -               -         19,050             2          31,248              -

Recapitalization                                      -               -        250,000            25             (25)             -

Common stock issued for cash at
 $0.047 per share                                     -               -         94,000             9           4,377              -

Common stock issued for services
 at $1.00 per share                                   -               -         50,000             5          49,995              -

Net loss for the year ended
 December 31, 2000                                    -               -              -             -               -       (485,439)
                                          -------------   -------------  -------------  ------------   -------------  -------------

Balance, December 31, 2000                            -               -     10,781,750         1,078         791,749     (1,217,503)

Net income for the year ended
 December 31, 2001                                    -               -              -             -               -         53,098
                                          -------------   -------------  -------------  ------------   -------------  -------------

Balance, December 31, 2001                            -               -     10,781,750         1,078         791,749     (1,164,405)

Net income for the six months ended
 June 30, 2002 (unaudited)                            -               -              -             -               -            161
                                          -------------   -------------  -------------  ------------   -------------  --------------

Balance, June 30, 2002 (unaudited)                    -   $           -     10,781,750  $      1,078   $     791,749  $  (1,164,244)
                                          =============   ==============    ==========  ============   =============  =============















The accompanying notes are an integral part of these consolidated financial statements.

                        SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          Consolidated Statements of Cash Flows
                                       (Unaudited)


                                                            For the Six Months Ended
                                                                    June 30,
                                                    ------------------------------------
                                                              2002           2001
                                                    -----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income ......................................... $        161  $     81,285
   Adjustments to reconcile net income to net cash
    provided (used) by operating activities:
     Depreciation .....................................          455           456
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable ................     (184,034)     (300,653)
     Increase in accounts payable .....................      173,581         6,000
     Increase in accrued expenses .....................        6,300       260,111
                                                            --------      --------

       Net Cash Provided (Used) by Operating Activities       (3,537)       47,199
                                                            --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES ..................         --            --
                                                            --------      --------

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in bank overdraft .......................           21          --
                                                            --------      --------

       Net Cash Used by Financing Activities ..........           21          --
                                                            --------      --------

NET INCREASE (DECREASE) IN CASH .......................       (3,516)       47,199

CASH, BEGINNING OF PERIOD .............................        3,516            45
                                                            --------      --------

CASH, END OF PERIOD ................................... $       --    $     47,244
                                                            ========      ========

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash Paid For:

   Interest ........................................... $         --  $       --
   Income taxes ....................................... $         --  $       --

Non-Cash Financing Activities

   Stock issued for services .......................... $         --  $       --
   Stock issued for outstanding debt .................. $         --  $       --













The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2002 and December 31, 2001



NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

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

         SyndicationNet.com, Inc., a Delaware corporation (the "Company"), was formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage businesses. The Company's strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities.

         The Company filed a registration statement for the sale of 561,500 shares of its common stock owned by certain of its securityholders. The registration statement was effective on July 12, 2002. Those shares will be sold by the selling securityholders in separate transactions at $1.00 per share until SyndicationNet is quoted, if at all, on the OTC Bulletin Board and thereafter at prevailing market or privately negotiated prices. The Company intends to apply for quotation on the OTC Bulletin Board as soon as possible.

          There is no public market for SyndicationNet's common stock and a public market may not develop. If a public market is developed, it may not be sustained.

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

         The Company has historically incurred losses which has resulted in an accumulated deficit of $1,164,244 as of June 30, 2002. Although funds generated by operations have supported certain ongoing expenditures including legal and accounting fees, additional capital will be needed to affect transactions such as mergers or acquisitions, if any. Such additional capital may need to be raised through the issuance of the Company's debt or equity or a combination of both. Without additional capital, the Company may not be able to continue as a going concern.

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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001 FOR SYNDICATIONNET TOGETHER WITH ITS WHOLLY OWNED SUBSIDIARY, KEMPER PRESSURE TREATED FOREST PRODUCTS, INC.

         The Company's total sales from its wood treatment operations increased to $2,451,428 for the three months ended June 30, 2002, compared to $2,268,996 for the three months ended June 30, 2001 and decreased to $3,500 for the three months ended June 30, 2002, compared to $85,485 for the three months ended June 30, 2001 for its consulting services with total sales increasing to $2,454,928 for the three months ended June 30, 2002 compared to $2,354,481 for the three months ended June 30, 2001.

         Cost of sales were $2,434,960 for the three months ended June 30, 2002, compared to $2,254,798 for the three months ended June 30, 2001.

         The net income from continuing operations for the three months ended June 30, 2002, was $11,933 compared to net income from operations of $31,139 for the three months ended June 30, 2001.

         Total current assets increased to $801,011 at June 30, 2002 from $620,948 at December 31, 2001 due to an increase of the Company's accounts receivable.

         Total current liabilities increased to $1,172,428 at June 30, 2002 from $992,526 at December 31, 2001 due to an increase in accountants payable.

         Total liabilities and stockholders' deficit decreased slightly to $371,417 at June 30, 2002 from $371,578 at December 31, 2001.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Subsequent Events.

         The Company filed a registration statement for the sale of 561,500 shares of its common stock owned by certain of its securityholders. The registration statement was effective on July 12, 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

               No exhibits are required to be filed with this quarterly report.

(b) Reports on Form 8-K

               None

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYNDICATIONNET.COM, INC.


                                By: /s/Vance Hartke
                                   _________________________________
                                President
                                Dated:  August 14, 2002


                                By: /s/Cynthia White
                                   __________________________________
                                Chief Financial Officer
                                Dated: August 14, 2002

                                  CERTIFICATION



               By execution below, the Chief Executive Officer and the Chief Financial Officer hereby certify that to the best of our knowledge the Quarterly Report on Form 10-QSB for the period ending June 30, 2002, fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in such periodic report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

                                   By: /s/Vance Hartke
                                      _________________________________
                                   President
                                   Dated: August 14, 2002


                                   By: /s/Cynthia White
                                      __________________________________
                                   Chief Financial Officer
                                   Dated: August 14, 2002