Form 10QSB
period 2002-09-30
SYNDICATION NET COM INC
filed 2002-11-14
CIK 1107604

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               September 30, 2002
or
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from to

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
                                       Yes   x             No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                Outstanding at September 30,2002

Common Stock,  $0.0001                    10,781,750 shares

                                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            SYNDICATION NET.COM, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets

                                     ASSET
                                    -------

                                                       September 30,    December 31,
                                                           2002             2001
                                                      ---------------  --------------
(Unaudited)
CURRENT ASSETS
Cash                                                  $            -   $       3,516
Accounts receivable, net                                     700,125         616,522
                                                      ---------------  --------------

Total Current Assets                                         700,125         620,038
                                                      ---------------  --------------

PROPERTY AND EQUIPMENT - NET                                     228             910
                                                      ---------------  --------------

TOTAL ASSETS                                          $      700,353   $     620,948
                                                      ===============  ==============


        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
     ----------------------------------------------------

CURRENT LIABILITIES

Bank overdraft                                        $            2   $           -
Accounts payable                                             907,550         852,326
Notes payable - related party                                109,000         105,000
Interest payable - related party                              44,770          35,200
                                                      ---------------  --------------

Total Current Liabilities                                  1,061,322         992,526
                                                      ---------------  --------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 20,000,000 shares authorized of
 $0.0001 par value, no shares issued or outstanding                -               -
Common stock: 100,000,000 shares authorized of
 $0.0001 par value, 10,781,750 shares issued and
 outstanding                                                   1,078           1,078
Additional paid-in capital                                   791,749         791,749
Accumulated deficit                                       (1,153,796)     (1,164,405)
                                                      ---------------  --------------

Total Stockholders' Equity (Deficit)                        (360,969)       (371,578)
                                                      ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS'
 EQUITY (DEFICIT)                                     $      700,353   $     620,948
                                                      ===============  ==============


    The accompanying notes are an integral part of these consolidated financial statements.
                                        2

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)



                             For the Three Months Ended   For the Nine Months Ended
                                   September 30,               September 30,
                             --------------------------  --------------------------
                                 2002          2001          2002          2001
                             ------------  ------------  ------------  ------------
SALES
  Wood treatment revenue     $ 2,322,636   $ 2,223,889   $ 6,827,742   $ 6,691,466
  Consulting                       4,875        36,500         8,875       168,985
                             ------------  ------------  ------------  ------------

    Total Sales                2,327,511     2,260,389     6,836,617     6,860,451
                             ------------  ------------  ------------  ------------

COST OF GOODS SOLD             2,307,288     2,209,530     6,782,429     6,649,238
                             ------------  ------------  ------------  ------------

GROSS MARGIN                      20,223        50,859        54,188       211,213
                             ------------  ------------  ------------  ------------

OPERATING EXPENSES

Depreciation                         228           228           684           684
General and administrative         6,277        29,646        33,325       102,258
                             ------------  ------------  ------------  ------------

Total Operating Expenses           6,505        29,874        34,009       102,942
                             ------------  ------------  ------------  ------------

OPERATING INCOME                  13,718        20,985        20,179       108,271
                             ------------  ------------  ------------  ------------

OTHER (EXPENSES)

Interest expense                  (3,270)       (3,000)       (9,570)       (9,000)
                             ------------  ------------  ------------  ------------

Total Other (Expenses)            (3,270)       (3,000)       (9,570)       (9,000)
                             ------------  ------------  ------------  ------------

NET INCOME BEFORE
 INCOME TAXES                     10,448        17,985        10,609        99,271
                             ------------  ------------  ------------  ------------

INCOME TAX EXPENSE                     -             -             -             -
                             ------------  ------------  ------------  ------------

NET INCOME FROM
 OPERATIONS                  $    10,448   $    17,985   $    10,609   $    99,271
                             ============  ============  ============  ============

BASIC INCOME PER SHARE       $      0.00   $      0.00   $      0.00   $      0.01
                             ============  ============  ============  ============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                  10,781,750    10,781,750    10,781,750    10,781,750
                             ============  ============  ============  ============

    The accompanying notes are an integral part of these consolidated financial statements.
                                        3

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)





                                        Preferred Stock     Common Stock    Additional
                                        ---------------  ------------------  Paid-In   Accumulated
                                         Shares  Amount    Shares   Amount   Capital     Deficit
                                        -------  ------  ---------  ------- ---------  -----------

Balance, December 31, 1999                60,000    $6   10,010,800  $1,001  $264,683    $(732,064)
Conversion of preferred shares
 to common stock                         (60,000)   (6)      36,000       4         2             -

Common stock issued for cash at
 prices ranging from $0.83 to $2.50
 per share                                     -     -      193,500      19   227,482             -

Common stock issued for cash and
 services at $1.67 per share                   -     -       50,400       5    83,995             -

Common stock issued for services
 at $1.67 per share                            -     -       78,000       8   129,992             -

Common stock issued for conversion
 of debt at $1.64 per share                    -     -       19,050       2    31,248             -

Recapitalization                               -     -      250,000      25       (25)            -

Common stock issued for cash at
 $0.047 per share                              -     -       94,000       9     4,377             -

Common stock issued for services
 at $1.00 per share                            -     -       50,000       5    49,995             -

Net loss for the year ended
 December 31, 2000                             -     -            -       -         -      (485,439)
                                         --------  ----  ----------  ------  ---------  ------------

Balance, December 31, 2000                     -     -   10,781,750   1,078   791,749    (1,217,503)

Net income for the year ended
 December 31, 2001                             -     -            -       -         -        53,098
                                         --------  ----  ----------  ------  ---------  ------------

Balance, December 31, 2001                     -     -   10,781,750   1,078   791,749    (1,164,405)

Net income for the nine months ended
 September 30, 2002 (unaudited)                -     -            -       -         -        10,609
                                         --------  ----  ----------  ------  ---------  ------------

Balance, September 30, 2002 (unaudited)        -   $ -   10,781,750  $1,078  $791,749   $(1,153,796)
                                         ========  ====  ==========  ======  =========  ============

    The accompanying notes are an integral part of these consolidated financial statements.
                                        4

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                             For  the  Nine  Months  Ended
                                                    September  30,
                                                  ---------------------
                                                    2002        2001
                                                  ---------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                        $ 10,609   $  99,271
Adjustments to reconcile net income to net cash
 provided (used) by operating activities:
Depreciation                                           684         684
Changes in operating assets and liabilities:
(Increase) in accounts receivable                  (83,604)   (165,269)
Increase in accounts payable                        55,223      73,040
Increase in accrued expenses                         9,570       9,000
                                                  ---------  ----------

Net Cash Provided (Used) by Operating Activities    (7,518)     16,726
                                                  ---------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES                     -           -
                                                  ---------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Increase in bank overdraft                           2           -
    Increase in notes payable-related party          4,000           -
                                                  ---------  ----------

      Net Cash Provided by Financing Activities      4,002           -
                                                  ---------  ----------

NET INCREASE (DECREASE) IN CASH                     (3,516)     16,726

CASH, BEGINNING OF PERIOD                            3,516          45
                                                  ---------  ----------

CASH, END OF PERIOD                               $      -   $  16,771
                                                  =========  ==========

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash Paid For:

Interest                                          $      -   $       -
Income taxes                                      $      -   $       -

Non-Cash Financing Activities

  Stock issued for services                       $      -   $       -
  Stock issued for outstanding debt               $      -   $       -


    The accompanying notes are an integral part of these consolidated financial statements.
                                        5

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2002 and December 31, 2001

NOTE  1  -     ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     a.  Organization

The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2001 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE  2  -     GOING  CONCERN

The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,153,796 at September 30, 2002 which raises substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty.

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

     The Company has historically incurred losses which has resulted in an accumulated deficit of $1,153,796 as of September 30, 2002. Although funds generated by operations have supported certain ongoing expenditures including legal and accounting fees, additional capital will be needed to affect transactions such as mergers or acquisitions, if any. Such additional capital may need to be raised through the issuance of the Company's debt or equity or a combination of both. Without additional capital, the Company may not be able to continue as a going concern.

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

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED
SEPTEMBER 30, 2001 FOR SYNDICATIONNET TOGETHER WITH ITS WHOLLY OWNED SUBSIDIARY, KEMPER PRESSURE TREATED FOREST PRODUCTS, INC.

     The Company's total sales from its wood treatment operations increased to $2,322,636 for the three months ended September 30, 2002, compared to $2,223,889 for the three months ended September 30, 2001 and decreased to $4,875 for the three months ended September 30, 2002, compared to $36,500 for the three months ended September 30, 2001 for its consulting services with total sales increasing to $2,327,511 for the three months ended September 30, 2002 compared to $2,260,389 for the three months ended September 30, 2001.

     Cost of sales were $2,307,288 for the three months ended September 30, 2002, compared to $2,209,530 for the three months ended September 30, 2001.

     The net income from continuing operations for the three months ended September 30, 2002, was $10,448 compared to net income from operations of $17,985 for the three months ended September 30, 2001.

     Total current assets increased to $700,125 at September 30, 2002 from $620,038 at December 31, 2001 due to an increase of the Company's accounts receivable.

     Total current liabilities increased to $1,061,322 at September 30, 2002 from $992,526 at December 31, 2001 due to an increase in accountants payable.

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

Item 3.  CONTROLS  AND  PROCEDURES

Management continuously evaluates our internal controls and procedures and believes that such controls and procedures are effective. There were no changes in the Company's internal controls or in other factors that could have significantly affected those controls subsequent to the date of the Company's most recent evaluation.

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

ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

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

                                SYNDICATIONNET.COM, INC.


                                By: /s/Vance Hartke
                                   _________________________________
                                President
                                Dated:  November 12, 2002


                                By: /s/Cynthia White
                                   __________________________________
                                Chief Financial Officer
                                Dated: November 12, 2002

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of SyndicationNet.com, Inc. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),we the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                By: /s/Vance Hartke
                                   _________________________________
                                Chief Executive Officer
                                Dated:  November 12, 2002


                                By: /s/Cynthia White
                                   __________________________________
                                Chief Financial Officer
                                Dated: November 12, 2002

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I,  Vance Hartke,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Diversified Product Inspections, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                 By: /s/Vance Hartke
                                   _________________________________
                                Chief Executive Officer
                                Dated:  November 12, 2002

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I, Cynthia White,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Diversified Product Inspections, Inc.

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                 By: /s/Cynthia White
                                   _________________________________
                                Chief Financial  Officer
                                Dated:  November 12, 2002