Form 10KSB
period 2002-12-31
SYNDICATION NET COM INC
filed 2003-04-15
CIK 1107604

                      SECURITIES  AND  EXCHANGE  COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark  One)
[X]         ANNUAL  REPORT  UNDER  SECTION  13  OR  15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                             -----------------
OR
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

State  issuer's  revenues  for  its  most  recent  fiscal  year.   $8,956,506.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates (2,126,460) computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days ($1.15 on April 8, 2003):
$ 2,445,429.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                 Outstanding  at  December  31,  2002
     -----                                 ------------------------------------

     Common  Stock,  par value $0.0001     10,795,750

Documents  incorporated  by  reference:    None

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

BUSINESS

   SyndicationNet.com, Inc., a Delaware corporation, is a holding company formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage Internet business to business ("B2B"), e-commerce businesses and traditional brick-and-mortar businesses. SyndicationNet has no restrictions or limitations in terms of the type of industry that it intends to focus its activities on. SyndicationNet does not want to limit the scope of its potential target businesses. In evaluating whether to act as a consultant with a particular company and whether to invest in a specific company, SyndicationNet's board of directors intends to apply a general analysis which would include, but be not limited to, (i) an evaluation of industry of a target company to determine the competition that exists in that particular industry; (ii) an evaluation to determine if the target company has the products, services and skills to successfully compete in its industry; (iii) an evaluation of the target company's management skills and (iv) an evaluation of SyndicationNet's equity position in a target company, if any, to review the extent, if any, that SyndicationNet will be able to exert influence over the direction and operations of the development stage company. As a condition to any acquisition or development agreement, SyndicationNet intends to require representation on the company's board of directors to ensure its ability to provide active guidance to the company. The board of directors has the ultimate authority for any decision with regard to selecting which companies to consult with and in which companies SyndicationNet might make an investment.

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

     SyndicationNet intends to accomplish its consulting and investing activities by utilizing the combined and individual experience of the following individuals: Vance Hartke will help accomplish SyndicationNet's activities by utilizing his experience in business law, politics, zoning, taxes, debt control, international trade, energy, commerce, tourism, communications, and import-export, Mark Solomon will help accomplish SyndicationNet's activities by utilizing his experience in business law and corporate compliance, Cynthia White will help accomplish SyndicationNet's activities by utilizing her experience in accounting and fiscal policy, Mark Griffith will help accomplish SyndicationNet's activities by utilizing his experience in SEC compliance, Wayne Hartke will help accomplish SyndicationNet's activities by utilizing his experience in business law, as corporate counsel, in Federal communication licensing, satellite launch contract negotiations, international crude oil purchases, development of coal properties, acquisitions and merger law and Internet domain name procurement, and Howard Siegal will help accomplish SyndicationNet's activities by utilizing his experience in business law, tax law, and oil law.

     SyndicationNet does not intend to identify potential acquisition, investment and consulting activities through the use of paid advertisements, phone solicitation or email solicitation, but intends to become aware of and identify potential acquisition, investment and consulting activities through the business contacts and networking of Vance Hartke, Wayne Hartke, Mark Solomon, Brian Sorrentino, Cynthia White, Howard Siegel and Mark Griffith.

     SyndicationNet has entered into a consulting agreement with Source Management whose principal, Brian Sorrentino, is a significant shareholder of SyndicationNet. Source Management is to oversee the general activities of SyndicationNet and Kemper on a day to day basis, develop and execute SyndicationNet's and Kemper's business plan, assist with general contract and business negotiations, project management, assist in the preparation of audits and registration statements, and to assist SyndicationNet with the listing of its securities on the OTC Bulletin Board. In 1997, Mr. Sorrentino helped guide Kemper from a production-based wood supplier to a broker-based supplier of finished wood products.

     Although funds generated by operations and sales of equity have supported certain ongoing expenditures including legal and accounting fees, additional capital will be needed to affect transactions such as mergers or acquisitions, if any. Such additional capital may need to be raised through the issuance of SyndicationNet's debt or equity or a combination of both. Without additional capital, SyndicationNet may not be able to continue as a going concern. SyndicationNet has enough cash on hand, assuming continuation of its current operations, to operate for the next twelve months assuming it does not make any acquisitions or investments or affect any transactions.

BUSINESS  OF  SYNDICATIONNET'S  SUBSIDIARY,  KEMPER

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

BACKGROUND

   In preparation for this offering of its securities, SyndicationNet.com, Inc. effected two reorganizations.

   Kemper Pressure Treated Forest Products, Inc. is an operating Mississippi corporation formed in 1987. On August 16, 1999, the shareholders of Kemper Pressure Treated Forest Products exchanged all their outstanding stock, 16,200,000 shares, on a one-for-one basis for shares of stock of Life2K.com, Inc., a Delaware corporation which had been incorporated in Delaware on March 24, 1999 as Algonquin Acquisition Corporation and which had no operations, no revenues and one shareholder, TPG Capital Corporation. On August 12, 1999, in anticipation of the share exchange with Kemper Pressure Treated Forest Products, Inc., Algonquin Acquisition Corporation changed its name to Life2K.com, Inc. As a result of the share exchange, Kemper Pressure Treated Forest Products, Inc. became a wholly-owned subsidiary of Life2K.com, Inc.

   On October 13, 2000, the shareholders of Life2K.com, Inc. exchanged all their outstanding stock for shares of Generation Acquisition Corporation. Generation Acquisition Corporation, a Delaware corporation, had filed with the Securities and Exchange Commission a registration statement on Form 10-SB, had become a reporting company under the Securities Exchange Act of 1934, had no revenues or operations and had one shareholder. At the time of the exchange, the officers and directors of Life2K.com, Inc. became the officers and directors of Generation Acquisition Corporation. Simultaneously, Life2K.com, Inc. merged with and into Generation Acquisition Corporation and changed its name to SyndicationNet.com, Inc.

     Kemper Pressure Treated Forest Products, Inc. wanted to diversify its operations and to become a publicly-traded company. In order to diversify its operations, Kemper determined to use Algonquin Acquisition Corporation as a Delaware holding company, of which Kemper would be a wholly-owned subsidiary, and which would make acquisitions of or engage in consulting for companies in other industries. Toward that end, Kemper combined with Algonquin, which then changed its name to Life2K.com, Inc. Algonquin Acquisition Corporation's purpose in combining with Kemper was to complete its initial purpose of locating an operating business entity for the combination of that target company with Algonquin Acquisition Corporation.

     In anticipation of registering its securities for public trading, Life2K.com, Inc. wanted to familiarize itself with the process of being a reporting company under the Securities and Exchange Act of 1934, and to be exposed to its financial disciplines. Toward that end, Life2K.com, Inc. combined with Generation Acquisition Corporation, which then changed its name to SyndicationNet.com, Inc. Generation Acquisition Corporation's purpose in combining with Life2k.com, Inc. was to complete its initial purpose of locating an operating business entity for the combination of that target company with Generation Acquisition Corporation. SyndicationNet was pleased with the initial transaction with Algonquin, controlled by TPG Capital, and so SyndicationNet was comfortable pursuing the additional transaction with Generation Acquisition Corporation, also controlled by TPG Capital.

   At the time of the transactions described above, the control persons of Kemper Pressure Treated Forest Products were Dale Hill, who controlled approximately 66% of Kemper, and Brian Sorrentino, who owned approximately 34% of Kemper. The controlling person of Algonquin Acquisition Corporation was its sole officer, director and beneficial shareholder, James M. Cassidy. The controlling persons of Life2K.com, Inc. were its directors Vance Hartke, Mark Griffith, Cynthia White, Mark Solomon, Wayne Hartke and Howard Siegel and its controlling shareholders Dale Hill and Brian Sorrentino. The controlling person of Generation Acquisition Corporation was its sole officer, director and beneficial shareholder, James M. Cassidy.

   The terms of the transaction between Algonquin Acquisition Corporation and Kemper Pressure Treated Forest Products and the transaction between Generation Acquisition Corporation and Life2K.com, Inc. were negotiated between unaffiliated parties with the intention of making SyndicationNet.com, Inc. a reporting company and this public offering of its securities. Both reorganizations consisted of an exchange of stock. While there was shareholder approval, there were no fairness opinions issued for either of the reorganizations.

THE  MARKET

         SyndicationNet believes that the Internet's substantial growth has created a market opportunity to facilitate the activities of electronic commerce. As Internet-based network reliability, speed and security continue to improve, and as more businesses are connected to and familiar with the Internet, traditional brick-and-mortar businesses are beginning to use the Internet to conduct e-commerce and to create new revenue opportunities by enhancing their interactions with new and existing customers. Businesses are also using the Internet to increase efficiency in their operations through improved communications, both internally and with suppliers and other business partners.

   SyndicationNet's management team believes that it can offer development stage Internet companies strategic guidance regarding business model development, market positioning, management selection, day-to-day operational support and the introduction to investors that start-up companies often need to fulfill their business objectives.

MARKETING

   SyndicationNet, primarily through the marketing efforts of its executive officers, directors and consultants, intends to locate B2B Internet-related companies and traditional brick-and-mortar businesses for which SyndicationNet will act as a general corporate consultant and intends to locate development stage companies as acquisition candidates. SyndicationNet does not intend to concentrate its efforts on any particular industry. SyndicationNet's management team, led by retired United States Senator Vance Hartke, hopes to take advantage of the resources of its directors, specifically in the areas of accounting, e-commerce, finance and politics, to enable SyndicationNet to consult with, acquire and integrate B2B e-commerce companies and traditional brick-and-mortar businesses. SyndicationNet intends to actively explore synergistic opportunities such as cross marketing efforts within the network of companies it will consult with or acquire.

STRATEGY  AND  OBJECTIVES

Investment  and  development  activities
------------------------------------------
   SyndicationNet believes that it can add value to development stage B2B e-commerce Internet-related companies and traditional brick and mortar businesses by providing seed-capital and SyndicationNet may take advantage of various potential business acquisition opportunities through the issuance of SyndicationNet's securities. SyndicationNet believes it can further assist them in the following areas:

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

   SyndicationNet believes that its management team is qualified to identify companies that are positioned to compete successfully in their respective industries. SyndicationNet intends to structure its acquisitions to permit the acquired company's management and key personnel to retain an equity stake in the company. SyndicationNet believes that it has the ability to complete acquisitions and investments quickly and efficiently. SyndicationNet intends that after acquiring an interest in a development company, it will participate in follow-on financing if needed.

     SyndicationNet has no proposed activities related to the offering of securities of any other company.

Agreement  with  HTRG  Consulting

      On January 7, 2000 HTRG was retained by SyndicationNet to design, develop and implement computer software programs to automate and improve the business operations of SyndicationNet and Kemper. HTRG was to analyze the business operations of SyndicationNet and prepare written recommendations and functional design software to automate and improve those operations. HTRG's responsibilities also included, upon approval by SyndicationNet, the actual development, testing, implementation and maintenance of the software programs in accordance with the prototype designs. HTRG agreed to accept 100,000 shares of SyndicationNet's common stock as compensation for any software design and development services. SyndicationNet has focused its software development on accounting programs which SyndicationNet intends to use to help evaluate prospect acquisition or merger candidates as well as to institute monitoring programs for those companies. SyndicationNet also expects HTRG to provide computer software programs that will provide SyndicationNet with spread sheet analysis and pro forma evaluations on a project by project basis of potential target client companies and computer software programs that SyndicationNet will utilize in its wood brokerage business. To date HTRG has provided services to SyndicationNet which include developing a computer software purchase order program used by SyndicationNet's subsidiary, Kemper, and HTRG has provided computer generated analytical pro forma programs for SyndicationNet. SyndicationNet has issued an aggregate of 150,000 shares of common stock to HTRG for their services rendered. At this time all work by HTRG is on hold until SyndicationNet is able to obtain a trading symbol and have its common stock quoted on the OTC Bulletin Board. HTRG anticipates that it will need approximately six to nine months to complete the on-line bidding and auction program for Kemper and additional web based/software related programs for SyndicationNet.

Management  and  consulting  activities
- ---------------------------------------

   In evaluating whether to act as a consultant with a particular company, SyndicationNet intends to apply an analysis which includes, but is not limited to, the following factors:

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

Consulting  service  customers
- ---------------------------------------

   On September 19, 2000, SyndicationNet entered into a Services and Consulting Agreement with Tri-State Metro Territories, Inc., a Delaware corporation, ("Tri-State") in the business of selling franchised hair coloring salon units. SyndicationNet was retained as Tri-State's consultant to assist in the management, development, sales, and marketing of haircolorxpress ("HCX"), its franchised hair coloring salon units, in the District of Columbia, Virginia, Maryland and Delaware. SyndicationNet was to be compensated from Tri-State at an hourly rate of $150 to $250. SyndicationNet received an initial retainer of $50,000 which was applied toward its hourly fees. The agreement which was for an unspecified term on a month to month or project oriented basis. Syndication is not currently providing any consulting services to Tri-State because Tri-State has not recently requested any additional services. SyndicationNet intends to provide additional services to Tri-State if and when such services are requested. Tri-State is currently operating as an independent company. The individuals to assist Tri-State with regard to future services will depend upon the services requested. If such services requested involve a legal nature, Messrs. Hartke, Hartke, Siegel and Solomon would provide such services; if such services are of an accounting nature, Ms. White would provide such services; if the requested services are of a general corporate nature, such services may be provided by Mr. Sorrentino or any combination of the above named individuals.

   SyndicationNet's consulting services rendered to Tri-State included, but was not limited to, assisting Tri-State to draft its Uniform Franchise Offering Circular, Franchise state registration statements, master development agreements, franchise territory agreements, and to assist Tri-State to development and negotiate its franchise store locations for HCX. SyndicationNet's officers and directors, Mark Solomon and Wayne Hartke assisted Tri-State in the drafting of the above stated legal documents and the ancillary legal requirements of setting up a franchise. SyndicationNet's consultant, Brian Sorrentino, assisted Tri-State in its day-to-day development and business planning in connection with HCX. SyndicationNet believes that its consulting agreement with Tri-State was negotiated as an arms length transaction.

Relationship  between  SyndicationNet,  Tri-State  and  HCX
- ----------------------------------------------------------------------

   Mr. Sorrentino, a consultant and 10% shareholder of SyndicationNet, owns 63.5% of the outstanding shares of HCX and is a development agent and general partner of HCX. Mark Solomon, a director of SyndicationNet, owns 8.3% of the outstanding shares of HCX. Robert Green, a less than 5% shareholder of SyndicationNet, owns 9% of HCX.

     Mr. Green, an independent individual, was the founder and original capital investor in Tri-State and negotiated the terms to hire SyndicationNet as a consultant. Subsequently, Mr. Sorrentino, as an individual, was asked by Tri-State to act as its development agent, independent of its arrangement with SyndicationNet. Mr. Solomon, a director of SyndicationNet, later invested in Tri-State.

     With regard to the relationships between the negotiation and execution of the consulting agreement between SyndicationNet and investments in Tri-State by Messrs. Sorrentino, Solomon and Green, SyndicationNet believes that its consulting agreement was negotiated at an arms length transaction. Mr. Green, an independent individual, was the founder and original capital investor in Tri-State and negotiated the terms to hire SyndicationNet as a consultant. Subsequently, Mr. Sorrentino, as an individual, was asked by Tri-State to act as its development agent, independent of its arrangement with SyndicationNet. Mr. Solomon, a director of SyndicationNet, later invested in Tri-State.

     The relationship between Tri- State and HCX is that of a franchisor / franchisee. Tri-State has purchased from HCX contractual rights to develop franchised hair coloring salon units in the territories of Delaware, Maryland, Virginia and the District of Columbia.

Competition

   The market to acquire interests in development stage growth companies, Internet or brick-and-mortar, is highly competitive. Many of SyndicationNet's competitors may have more experience identifying and acquiring equity interests in development stage companies and have greater financial, research and management resources than SyndicationNet. In addition, SyndicationNet may encounter substantial competition from new market entrants. Some of SyndicationNet's current and future competitors may be significantly larger and have greater name recognition than SyndicationNet. Many investment oriented entities have significant financial resources which may be more attractive to entrepreneurs of development stage companies than obtaining the SyndicationNet's consulting, management skills and networking services. SyndicationNet may not be able to compete effectively against such competitors in the future.

                  KEMPER PRESSURE TREATED FOREST PRODUCTS, INC.
                 ----------------------------------------------

Background

    SyndicationNet's wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc. ("Kemper") was incorporated on December 28, 1987 under the state laws of Mississippi. Kemper was organized to procure, buy, sell and harvest products for treating poles, conventional lumber and wood products, as well as preserve and treat wood and forest products for sale in wholesale and retail markets. On October 9, 1997, Kemper entered into an asset purchase agreement and lease assignment with Electric Mills Wood Preserving, Inc., a Mississippi company, under which it sold all of its assets and reassigned its lease related to its manufacturing enterprise. Currently Kemper acts as a retail broker of treated timber, having eliminated virtually all of its manufacturing capacities.

     Kemper's management team does not believe there is a need for any government approval of its wood brokerage services.

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

Research  and  Development

     Kemper's primary research and development expense over the last two years has been in the form of the aggregate issuance of 150,000 shares of SyndicationNet's common stock valued at an arbitrary value of $1.00 per share to HTRG to design, develop and implement, computer software programs and computer accounting programs which SyndicationNet intends to use to help evaluate prospect acquisition or merger candidates as well as to institute monitoring programs for purchased companies. SyndicationNet also expects HTRG to provide computer software programs that will provide SyndicationNet with spread sheet analysis and pro forma evaluations on a project by project basis of potential target client companies and computer software programs that SyndicationNet will utilize in its wood brokerage business. At this time all work by HTRG is on hold until SyndicationNet is successful in having its securities listed for public trading. It is anticipated that HTRG will continue to develop, complete, launch and maintain SyndicationNet's Internet Web at such time.

     HTRG will develop for Kemper an online bidding and wood auction web-site. The auction software that was being developed is essentially an eBay style auction site with member registration, password protected bidding, feedback rating systems, automatic site updating and eMail notification functions.

     The  computer  software  system  will  allow:

     - An Internet user to request an online quote to purchase wood poles. Quote information provided to the Internet user would include the wood type (coastal douglas fir, western red cedar, southern yellow pine); the specification (ANSI, AWPA, REA); the type of framing; the type of wood treatment (Penta Full Length, Butt Treated (cedar only), untreated); and the retention level; and

     - real time information for bidders, sellers and foresters on timber bid.

     - contact opportunities with new buyers, sellers and industry professionals

     - Access to professional foresters and agents and the opportunity to assist potential regional and national buyers with the logistics of bidding, buying, and harvesting

EMPLOYEES


     Other than the Company's officers, as of December 31, 2002 SyndicationNet and Kemper had no employees and one consultant. SyndicationNet's success depends to a large extent upon the continued services of SyndicationNet's and Kemper's key managerial and technical employees. The loss of such personnel could have a material adverse effect on SyndicationNet's business and its results of operations. See "Risk Factors".

                              GENERAL RISK FACTORS

SyndicationNet will need to raise additional funds in the future for its operations and if it is unable to raise additional financing, SyndicationNet may not be able to support its operations.

   SyndicationNet will need additional funds to develop its operations. SyndicationNet may seek additional capital through an offering of its equity securities, an offering of debt securities, or by obtaining financing through a bank or other entity.

SyndicationNet has not established a limit as to the amount of debt it may incur and it has not adopted a ratio of its equity to a debt allowance. If SyndicationNet needs to obtain additional financing, the financing may not be available from any source, or may not be available on terms acceptable to SyndicationNet. Any future offering of securities may not be successful. If SyndicationNet is unable to obtain additional capital when needed SyndicationNet may not be able to support its operations, may not be able to offer its consulting services, may not be able to make acquisitions of development companies and may be forced to cease doing business.


SyndicationNet may obtain additional capital primarily through the issuance of preferred stock which may limit the rights of current holders of SyndicationNet common stock.

   Without any shareholder vote or action, SyndicationNet may designate and issue additional shares of its preferred stock. The terms of any preferred stock may include priority claims to assets and dividends and special voting rights which could limit the rights of current shareholders of SyndicationNet common stock. The designation and issuance of preferred stock favorable to current management or shareholders could make any possible takeover of SyndicationNet or the removal of its management more difficult. It could defeat hostile bids for control of SyndicationNet which bids might have provided shareholders with premiums for their shares.


SyndicationNet has a limited operating history and investors may not be able to base an investment decision on SyndicationNet's operating history.

   SyndicationNet has a limited operating history upon which an investor may evaluate making an investment in SyndicationNet. Accordingly, in reviewing the actual operating results of SyndicationNet, an investor will only be able to examine the operating results of SyndicationNet's wholly-owned subsidiary in making an investment decision. While SyndicationNet intends to acquire Internet related businesses in exchange for cash or the issuance of securities, no acquisitions have been consummated and no future acquisitions may be consummated.


Because SyndicationNet's management team devotes a limited amount of their time to the affairs of SyndicationNet, SyndicationNet's business may not be successful.

     SyndicationNet's management team consists of individuals who are concurrently involved in other activities and careers and will be spending only a limited amount of time on the affairs of SyndicationNet. SyndicationNet may not be able to successfully implement its business plan or continue its operations if its management team is unable to devote the time required.


SyndicationNet's strategy may involve speculative investments which could cause SyndicationNet to lose some or all of its invested funds and could cause the price of SyndicationNet's stock to decline.

   SyndicationNet's success depends on its ability to develop or select companies that will be ultimately successful. There may be factors outside SyndicationNet's control which could affect the success of the acquired companies. SyndicationNet intends to seek out companies in the early stages of development with limited operating history, little revenue and possible losses. If SyndicationNet becomes affiliated with such entities and they do not succeed, the value of SyndicationNet's assets, its results of operations, and the price of SyndicationNet's common stock could decline.


As of December 31, 2002 there were 10,220,250 shares of SyndicationNet's total outstanding shares that are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of the common stock to drop significantly, even if the business is doing well.

   There are 10,795,750 shares of common stock currently outstanding which includes the 561,500 shares which were registered in a Form SB-2 registration statement, which shares may be resold in the public market immediately. The remaining shares will become available for resale after a one-year holding period from the date of issuance pursuant to Rule 144 of the General Rules and Regulations of the Securities and Exchange Commission.

An increase in the number of shares of SyndicationNet available for public sale without any increase to its capitalization could decrease the market price of its shares.

   An aggregate of 8,655,290 of the outstanding shares of SyndicationNet are held by officers, directors, affiliates and entities controlled by them and are subject to the trading volume limitations of Rule 144 including the shares held by affiliates being registered in this registration statement. See "Plan of Distribution-Sales by Affiliates".

Management and affiliates own enough shares to control shareholder vote which could limit the rights of existing or future shareholders.

   SyndicationNet's executive officers, directors, affiliates and entities controlled by them own approximately 80.2% of the outstanding common stock. As a result, these executive officers and directors will control the vote on matters that require stockholder approval such as election of directors, approval of a corporate merger, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, effecting a stock split, amending SyndicationNet's Certificate of Incorporation or other material corporate actions.


SyndicationNet does not have employment agreements with any of its officers or employees and if SyndicationNet is unable to retain its management team SyndicationNet's business operations may not be able to continue to operate.

   SyndicationNet's success in achieving its growth objectives is dependant to a substantial extent upon the continuing efforts and abilities of its key management personnel, including the efforts of retired United States Senator Vance Hartke, SyndicationNet's President, as well as other executive officers and management. SyndicationNet does not have employment agreements with any of its executive officers and the loss of their services would deprive
SyndicationNet of their needed legal and business contacts and experiences. SyndicationNet may not be able to maintain and achieve its growth objectives should SyndicationNet lose any or all of these individuals' services. SyndicationNet does not maintain key-man life insurance for any of its officers.

If SyndicationNet is required to comply with the Investment Company Act of 1940 then SyndicationNet will incur substantial additional expenses and if SyndicationNet does not comply with the Investment Company Act, then
SyndicationNet  could  be  subject  to  liabilities.

   SyndicationNet's ownership interest in companies that it seeks to consult with and acquire could result in SyndicationNet being classified as an investment company under the Investment Company Act of 1940. If SyndicationNet is required to register as an investment company, then it will incur substantial additional expenses as the result of the Investment Company Act of 1940's record keeping, reporting, voting, proxy disclosure and other legal requirements. SyndicationNet has obtained no formal determination from the Securities and Exchange Commission as to its status under the Investment Company Act of 1940. Any violation of the Investment Company Act of 1940 could subject SyndicationNet to civil or criminal liabilities. In the event SyndicationNet engages in business combinations which result in it holding passive investment interests in a number of entities, SyndicationNet could be subject to regulation under the Investment Company Act of 1940. Passive investment interests, as used in the Investment Company Act, essentially means investments held by entities which do not provide management or consulting services or are not involved in the businesses whose securities are held. In such event, SyndicationNet would be required to register as an investment company and could be expected to incur significant registration and compliance costs. Restrictions on transactions between an investment company and its affiliates under the Investment Company Act of 1940 would make it difficult, if not impossible, for SyndicationNet to implement its business strategy of actively managing, operating and promoting collaboration among SyndicationNet's to be acquired network of affiliated entities.

Penny  Stock  Regulation

Our common stock is a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on national securities exchanges or listed on the Nasdaq Stock Market, provided that current price and volume information with respect to transactions in such securities are provided by the exchange or system. The penny stock rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a disclosure schedule prescribed by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Because of these penny stock rules, broker-dealers may be restricted in their ability to sell SyndicationNet's common stock.


                    SPECIAL RISK FACTORS INVOLVING SUBSIDIARY

SyndicationNet may not be able to continue to operate as a retailer of lumber if it is unable to obtain lumber at economic prices to fill its lumber order requests.

   The availability and costs of obtaining softwood and hardwood lumber are critical elements for the SyndicationNet's subsidiary, Kemper, to continue to operate. The supply of trees of acceptable size for the production of utility poles has decreased in recent years in relation to the demand and prices have increased. The supply of timber is significantly affected by its availability from public lands, particularly in the Pacific Northwest. The demand for, and prices of, timber and manufactured wood products, including lumber, are affected primarily by the cyclical supply and demand factors of the forest products industry. The demand for logs and wood products is primarily affected by the level of new residential construction activity and, to a lesser extent, repair and remodeling activity and other industrial uses. The demand for logs is also affected by the demand for wood chips in the pulp and paper markets. These activities are, in turn, subject to fluctuations due to, among other factors: changes in domestic and international economic conditions; interest rates; population growth and changing demographics; and seasonal weather cycles. If
SyndicationNet is not able to obtain raw wood materials at economic prices in the future it may not be able to continue to fill its lumber order requests and may not be able to continue to operate its wood brokerage services.

Kemper only has one customer and if Kemper loses this customer it may not be able to continue to operate.

   Kemper currently has one major customer which accounts for 100% of its revenues. Although Kemper is continually negotiating contracts with potential customers, a loss of its only customer would eliminate 100% of Kemper's current revenue and, if Kemper is unable to find additional customers, Kemper may be forced to cease doing business in the wood brokerage industry.


ITEM  2.  DESCRIPTION  OF  PROPERTY

Both SyndicationNet and its subsidiary, Kemper, are headquartered in the Hartke Building located at 7637 Leesburg Pike, Falls Church, Virginia 22043. Retired United States Senator Vance Hartke, the president of SyndicationNet and the owner of the Hartke Building, has granted SyndicationNet and Kemper the use of office space in the Hartke Building on a rent-free basis. SyndicationNet and Kemper project that such office space should be sufficient for their anticipated needs for the foreseeable future.

   SyndicationNet's telephone number is 703/748-3480 and its fax number is 703/790-5435.

Transfer  Agent

   SyndicationNet's  uses Pacific Stock Transfer as its transfer agent.

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

     Worldwide was a corporation organized under the laws of the State of Mississippi that operated as a wood treatment company that worked exclusively with creosite, a wood treatment chemical, for utility wood poles and products. In 1997 the corporate charter of Worldwide expired and Worldwide no longer conducts operations. Brian Sorrentino, a shareholder of the Company, was the chairman of the board, chief financial officer and majority shareholder of Kemper and was also the chairman of the board, chief financial officer and beneficial majority shareholder of Worldwide Forest Products, Inc. In 1996, Pope entered into a consent order settlement with Worldwide arising from claims brought by Pope against the former President of Worldwide, David Wise, and Worldwide. Pursuant to such settlement, on November 8, 1996, Pope received 30,000 shares of Worldwide common stock and received warrants, exercisable at $1.00 per share, to purchase 200,000 shares of Worldwide common stock.

     Worldwide never completed an initial public offering and, as such, Pope alleges losses equal to the value of his Worldwide shares had Worldwide completed a public offering, had such shares traded at a minimum of $5.00 per share and had Pope been able to sell his securities equal to or in excess of $5.00. Pope further alleges that certain defendants guaranteed the obligations of Worldwide in the amount of $2,060,000 and alleges that all shareholders of Worldwide were provided an opportunity by Worldwide to convert shares of Worldwide common stock into shares of common stock of Syndication.

     Finally, Pope alleges that Brian Sorrentino orally guaranteed payment to Pope in the amount of $200,000 representing commissions to be paid to Pope if and when Pope provided a $2,000,000 loan for Worldwide which loan was never effected. Pope is seeking compensatory and punitive damages in an amount to be determined at trial, plus an award of reasonable costs, attorneys' fees and expenses, pre-judgement and post-judgement interest, and any other relief to which Pope may be entitled. SyndicationNet believes that Pope's claim is without merit and SyndicationNet has engaged counsel to vigorously defend against the action.

     On May 2, 2002, the Circuit Court of Madison County, Mississippi, granted the plaintiff's counsel motion to withdraw as counsel for the plaintiff.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     On March 5, 2003, the Company's common stock began trading on the Over-the-Counter Bulletin Board under the ticker symbol "SYCI". The last reported price of the Company's common stock on April 8, 2003 was $1.15 per share.

     During the period covered by this Report, the Company has authorized the issuance, in October 2002, of 2,000 shares of the Company's common stock to each of its officers and directors for an aggregate issuance of 12,000 shares. The Company also issued 1,000 shares of common stock to one individuals for services rendered to the Company at a value of $1.00 per share and 1,000 shares to Mr. Hartke as consideration for office rental fees value at $1.00 per share. The Company believes that such issuance was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

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

     SyndicationNet has historically incurred losses which has resulted in an accumulated deficit of $1,143,099 as of December 31, 2002. Although funds generated by operations have supported certain ongoing expenditures including legal and accounting fees, additional capital will be needed to affect transactions such as mergers or acquisitions, if any. Such additional capital may need to be raised through the issuance of SyndicationNet's debt or equity or a combination of both. Without additional capital, SyndicationNet may not be able to continue as a going concern.

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

     On September 19, 2000, SyndicationNet entered into a Services and Consulting Agreement with Tri-State Metro Territories, LLC, a Delaware limited liability corporation, ("Tri-State") in the business of selling franchised hair coloring salon units under the copy right name of "haircolorxpress". SyndicationNet was retained as Tri-State's consultant to assist in the development of management, sales, and marketing of "haircolorxpress", franchised hair coloring salon units in the District of Columbia, Virginia, Maryland and Delaware. SyndicationNet will be compensated from Tri-State at an hourly rate of $150 to $250. On November 29, 2000, SyndicationNet received an initial retainer of $50,000 to be applied toward its hourly fees. SyndicationNet has received an aggregate of $12,725 for consulting services rendered to Tri-State.

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


FISCAL YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE FISCAL YEAR ENDED DECEMBER 31, 2001


Consulting Revenues for the year ended December 31, 2002 was 12,725 and Wood treatment revenue was $8,943,781 of which costs of goods sold was $8,956,506. The Company's Wood treatment revenue increased by $215,634 from the fiscal year ended December 31, 2002 while the Company's consulting revenue decreased $160,335 from the fiscal year ended December 31, 2001. There have been no significant changes in the Company's accounting policies.

At  December  31,  2002, the Company had cash of $31;

At December 31, 2002 the Company had a net stockholders' deficit of $336,272.

The  Company's  total  liabilities  at  December  31,  2002  were 336,303.

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the Company's industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the Company with the Securities and Exchange Commission.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 146, " Accounting for Costs Associated with Exit or Disposal Activities" (FAS 146). FAS 146, which will be effective for exit or disposal activities initiated after December 31, 2002, is not expected to have a material impact on the company's results of operation, financial position or cash flows.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" (FAS 148), which amends FAS 123, "Accounting for Stock-Based Compensation", transition requirements when voluntarily changing to the fair value based method of accounting for stock-based compensation and also amends FAS 123 disclosure requirements. FAS 148 is not expected to have a material impact on the company's results of operations, financial position or cash flow.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     In December, 2001, the SEC issued a cautionary advice to elicit more precise disclosure in this Item 7, MD&A, about accounting policies management believes are most critical in portraying the company's financial results and in requiring management's most difficult subjective or complex judgments. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make judgments and estimates.

Certain of our accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate. Our significant accounting policies include:



IMPACT OF INFLATION

     Inflationary factors have not had a significant effect on our operations.

ITEM  7.  FINANCIAL  STATEMENTS

     The financial statements for the year ended December 31, 2002 are attached to this Report following the Signature page.

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


DIRECTOR  COMPENSATION

     Directors receive an annual issuance of 10,000 shares of SyndicationNet's common stock for serving as directors of SyndicationNet and are repaid for their expenses incurred for serving as directors.

     SyndicationNet pays accounting fees to the Accelerated Group, Inc., a private accounting firm owned by Cynthia White, SyndicationNet's Chief Financial Officer. SyndicationNet believes that it has paid less than $5,000 annually for the past three years as compensation for such accounting services.

EXECUTIVE  COMPENSATION

     Neither the officers nor directors of SyndicationNet have received any cash compensation or cash bonus for services rendered during 2002, 2001 and 2000.

                           SUMMARY COMPENSATION TABLE

                                   Long-Term Compensation
                                   -----------------------------

          Annual  Compensation      Awards     Payouts
           -------------------      ------     -------
Name  and                            Restricted
Principal                            Stock
Position(s)  Year Salary($) Bonus($) Other($)  Awards(# shares)
                                   Compensation
- -----------   ----- -------- -------- ----------- -----------
Vance Hartke   2002              2,000 shares
               2001     0           0
               2000     0       10,000 shares*


* Such shares were issued to Mr. Hartke for his service as a director of SyndicationNet.

SyndicationNet does not have any long term compensation plans or stock option plans.

EMPLOYMENT  AGREEMENTS

    SyndicationNet has not entered into employment agreements with any of its officers or employees. All key employees serve in their positions until further action of the President of SyndicationNet or its Board of Directors.

     The officers and directors of SyndicationNet intend to devote time to matters related to SyndicationNet approximately as follows:

Vance Hartke    -  5% of his time         Mark Griffith    -   5%  of  his  time
Cynthia  White  -  5%  of  her  time      Mark  Solomon    -   15%  of his  time
Wayne  Hartke   -  15%  of  his  time     Howard  B.  Siegel  -  5% of  his time

CONSULTING  AGREEMENT

     SyndicationNet ratified a corporate services consulting agreement that Kemper had with Source Management Services ("Source Management") Brian Sorrentino, a significant shareholder of SyndicationNet, is the president and sole director and shareholder of Source Management. Source Management is to oversee the general activities of SyndicationNet and Kemper on a day to day basis, develop and execute SyndicationNet's and Kemper's business plan, assist in the preparation of audits, registration statements and for SyndicationNet the listing of its securities on the OTC Bulletin Board. Specifically, the agreement includes, but is not limited to, requiring Source Management

          - to focus on the development and execution of the business plan in general which calls for the company to align itself by pact or joint venture with larger more established organizations in the industry in an attempt to move from a production based supplier of wood products to a broker based supplier of finished lumber goods,

          - to assist in the arrangement of required audits for the preparation of a registration statement, oversee and prepare all documentation for a Rule 505 and/or a Rule 506 private placement, prepare all filings for a listing on the OTCBB

          - to act on behalf and legally bind and contractually obligate the company to any and all contracts, that in his sole discretion, are necessary and are interest of the pursuit of the company's business plan.

     The consulting agreement will terminate seven years from its date of execution. Early termination of the contract requires two-thirds vote of the outstanding shares as calculated at the time that the motion to terminate the agreement is carried by the existing Board of Directors.

      For the fiscal year 2000, SyndicationNet has agreed to compensate Source Management the greater of $150 per hour or $17,500 per month. Mr. Sorrentino has waived any claims for consulting fees owed to him for the first nine months of the fiscal year ended December 31, 2001. If and when SyndicationNet's securities are traded on any stock exchange, Source Management will receive 5% of the then outstanding shares of SyndicationNet's common stock.

     Source Management is a sole proprietorship whose sole stockholder, officer and employee is Brian Sorrentino. In 1997, Mr. Sorrentino helped guide Kemper from a production-based wood supplier to a broker-based supplier of finished wood products. Kemper has experienced growth on an average of 25% per year as a result of the transition from wood production to wood brokerage. Mr. Sorrentino believes that his business and consulting background has enabled and will enable him to continue to service the needs of Kemper and SyndicationNet. Mr. Sorrentino's business background and other consulting clients have included companies that participate in the industries of wood manufacturing, chemical manufacturing, real-estate development, franchising, dog and pet food manufacturing, hotel and resort management, golf, the internet and rail transportation.

FAMILY  RELATIONSHIPS

     Wayne Hartke, a member of SyndicationNet's Board of Directors, is the son of Vance Hartke. There are no other family relationships among SyndicationNet's directors, executive officers or other persons nominated or chosen to become officers or executive officers.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

         The following table sets forth, as of December 31, 2002, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the directors and officers of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

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

Mark  Griffith                                   20,000                 (*)
Secretary,  Treasurer  and  director
465  NE  3rd  Street
Boca  Raton,  Florida  33432

Cynthia  White                                   30,000                 (*)
Chief  Financial  Officer
7637  Leesburg  Pike
Falls  Church,  Virginia  22043

Mark  Solomon                                   104,000                 (*)
Director
901  South  Federal  Highway
Fort  Lauderdale,  Florida
22216

Wayne  Hartke                                   20,000                  (*)
Director
7637  Leesburg  Pike
Falls  Church,  Virginia  22043

Howard  B.  Siegel                              20,000                  (*)
Director
15902  South  Barker  Landing
Houston,  Texas  77079

Dale  Hill                                   4,708,366                 43.6%
5056  West  grove  Drive
Dallas,  Texas  75248

Brian  Sorrentino                            3,732,924                 34.5%
Consultant
PO  Box  484
Damascus,  MD  20872

All  Officers  and  Directors                214,000                  1.98%
as  a  group  (6  persons)
___________________
*  Represent  less  than  1%  of  the  outstanding  shares  of  SyndicationNet

(1) Based upon 10,795,750 shares of SyndicationNet's common stock issued and outstanding as of December 31, 2002.

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

     During the period covered by this Report, the Company has authorized the issuance, in October 2002, of 2,000 shares of the Company's common stock to each of its officers and directors for an aggregate issuance of 12,000 shares. The Company also issued 1,000 shares of common stock to one individuals for services rendered to the Company at a value of $1.00 per share and 1,000 shares to Mr. Hartke as consideration for office rental fees value at $1.00 per share. The Company believes that such issuance was exempt from registration pursuant to
Section  4(2)  of  the  Securities  Act  of  1933.

     In 1999, SyndicationNet borrowed an aggregate of $105,000 from Brian Sorrentino, a greater than 5% shareholder of SyndicationNet's common stock and the principal of Source Management Services. SyndicationNet executed a promissory note for the loan amount at an interest rate of 12% per annum. The loan, due March 3, 2000, has not been paid as of the date of this filing. In the fiscal year ended December 31, 2002, Mr. Sorrentino loaned an additional $4,000 to the Company so that the aggregate amount due to Mr. Sorrentino is $109,000.

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

ITEM 13.  CONTROLS AND PROCEDURES

     (a)     Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

     Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2002, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

     (b)     Changes in Internal Control.
             ---------------------------

     Subsequent to the date of such evaluation as described in subparagraph (a) above, there were no significant changes in our internal controls or other factors that could significantly affect these controls, including any corrective action with regard to significant deficiencies and material weaknesses.

ITEM  14.  EXHIBITS  AND  REPORTS  ON  FORM  8-K

         (a)  Exhibits

 (a)  Exhibits

     3.1 Certificate of Incorporation, filed with the registration statement of Generation Acquisition Corporation on Form 10-SB (file No. 000-29701) filed with the Commission and incorporated herein by reference

     3.2 Certificate of Ownership and Merger previously filed with the Commission as an exhibit to a registration statement on Form SB2/A and incorporated by reference

     3.3 By-Laws of the Company, filed with the registration statement of Generation Acquisition Corporation on Form 10-SB (file No. 000-29701) filed with the Commission and incorporated herein by reference

     4.1 Agreement and Plan of Reorganization among Generation Acquisition Corporation, Life2K, Inc., and the shareholders of Life2K, Inc. filed on Form 8-K with the Commission on November 6, 2000 and incorporated herein by reference

     4.2     Agreement  and  Plan  of  Merger  between  Generation  Acquisition
Corporation  and  Life2K  Acquisition  Corporation  filed  on  Form 8-K with the
Commission  on  November  6,  2000  and  incorporated  herein  by  reference

     4.3 Consulting agreement between SyndicationNet.com, Inc. and Tri-State Metro Territories, LLC dated September 19, 2000, filed with the Commission as
Exhibit 4.3 in a registration statement on Form SB-2 filed on February 13, 2001 and incorporated herein by reference

     10.1 Consulting Agreement between Kemper Pressure Treated Forest Products Inc. and Source Management Services filed with the Commission as
Exhibit 10.1 in a registration statement on Form SB-2 filed on October 5, 2001 and incorporated herein by reference

     10.2 Consulting Agreement between SyndicationNet and HTRG Consulting, Inc. previously filed with the Commission as an exhibit to a registration statement on Form SB2/A and incorporated by reference

     10.3 Asset Purchase Agreement between Kemper Pressure Treated Forest Products, Inc. and Electric Mills Wood Preserving LLC, previously filed with the Commission as an exhibit to a registration statement on Form SB2/A and incorporated by reference

     10.4 Assignment of Lease between Kemper Pressure Treated Forest Products, Inc. and Electric Mills Wood Preserving LLC, previously filed with the Commission as an exhibit to a registration statement on Form SB2/A and incorporated by reference

     99.1 Certificate Pursuant to 18 USC Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002

     99.2 Certificate Pursuant to 18 USC Section 1350, as Adopted Pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002


     (b) SyndicationNet did not file any reports on Form 8-K during the fourth quarter ended December 31, 2002.

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

                              Date:  April 10, 2003


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                              OFFICE               DATE



/s/ Vance Hartke                Director               April 10, 2003
--------------------
   Vance Hartke

/s/  Mark Griffith
 -------------------            Director               April 10, 2003
 Mark Griffith

/s/ Mark Solomon
------------------
 Mark  Solomon                  Director               April 10, 2003

/s/ Wayne Hartke
------------------
 Wayne  Hartke                  Director               April 10, 2003

/s/ Howard B. Siegel
-----------------------
 Howard  B.  Siegel             Director               April 10, 2003

                     SYNDICATION NET.COM, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2002







                                 C O N T E N T S


Independent Auditors' Report.................................................................................... 3

Consolidated Balance Sheet...................................................................................... 4

Consolidated Statements of Operations........................................................................... 5

Consolidated Statements of Stockholders' Equity (Deficit)....................................................... 6

Consolidated Statements of Cash Flows........................................................................... 7

Notes to the Consolidated Financial Statements.................................................................. 8





                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Syndication Net.com, Inc. and Subsidiary
Falls Church, Virginia

We have audited the accompanying consolidated balance sheet of Syndication Net.com, Inc. and Subsidiary as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syndication Net.com, Inc. and Subsidiary as of December 31, 2002 and the consolidated results of their operations and their cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

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




HJ & Associates, LLC
Salt Lake City, Utah
April 1, 2003

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet


                                     ASSETS

                                                                                                   December 31,
                                                                                                       2002
CURRENT ASSETS

   Cash$                                                                                       $              31
   Accounts receivable, net (Note 1)                                                                           -
                                                                                               -----------------

     Total Current Assets                                                                                     31
                                                                                               -----------------

PROPERTY AND EQUIPMENT - NET (Note 2)                                                                          -
                                                                                               -----------------

     TOTAL ASSETS                                                                              $              31
                                                                                               =================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                            $         179,314
   Notes payable - related party (Note 5)                                                                109,000
   Interest payable - related party (Note 5)                                                              47,989
                                                                                               -----------------

     Total Current Liabilities                                                                           336,303
                                                                                               -----------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued and outstanding                                                   -
   Common stock: 100,000,000 shares authorized of $0.0001
    par value, 10,795,750 shares issued and outstanding                                                    1,079
   Additional paid-in capital                                                                            805,748
   Accumulated deficit                                                                                (1,143,099)
                                                                                               -----------------

     Total Stockholders' Equity (Deficit)                                                               (336,272)
                                                                                               -----------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                      $              31
                                                                                               =================


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations


                                                                                     For the Years Ended
                                                                                         DECEMBER 31,
                                                                                  2002                2001
                                                                           ------------------  -----------------

SALES

   Wood treatment revenue                                                  $        8,943,781  $       8,728,147
   Consulting                                                                          12,725            173,060
                                                                           ------------------  -----------------

     Total Sales                                                                    8,956,506          8,901,207
                                                                           ------------------  -----------------

COST OF GOODS SOLD                                                                  8,884,963          8,672,565
                                                                           ------------------  -----------------

GROSS MARGIN                                                                           71,543            228,642
                                                                           ------------------  -----------------

OPERATING EXPENSES

   Depreciation                                                                           910                910
   Bad Debt                                                                                 -             35,000
   General and administrative                                                          36,538            127,034
                                                                           ------------------  -----------------

     Total Operating Expenses                                                          37,448            162,944
                                                                           ------------------  -----------------

OPERATING INCOME                                                                       34,095             65,698
                                                                           ------------------  -----------------

OTHER EXPENSES

   Interest expense                                                                   (12,789)           (12,600)
                                                                           ------------------  -----------------

     Total Other Expenses                                                             (12,789)           (12,600)
                                                                           ------------------  -----------------

INCOME BEFORE INCOME TAXES                                                             21,306             53,098
                                                                           ------------------  -----------------

   Income tax expense                                                                       -                  -
                                                                           ------------------  -----------------

NET INCOME                                                                 $           21,306  $          53,098
                                                                           ==================  =================

BASIC INCOME PER SHARE                                                     $             0.00  $            0.01
                                                                           ==================  =================

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                                                                     10,784,742         10,781,750
                                                                           ==================  =================

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                   Preferred Stock              Common Stock            Additional
                                          -----------------------------  ---------------------------      Paid-in       Accumulated
                                              Shares         Amount          Shares        Amount         Capital          Deficit
                                          -------------   -------------  -------------  ------------   -------------  -------------

Balance, December 31, 2000                            -   $           -     10,781,750  $      1,078   $     791,749  $ (1,217,503)

Net income for the year ended
   December 31, 2001                                  -               -              -             -               -         53,098
                                          -------------   -------------  -------------  ------------   -------------  -------------

Balance, December 31, 2001                            -               -     10,781,750         1,078         791,749    (1,164,405)

Common stock issued for services
 at $1.00 per share                                   -               -         13,000             1          12,999              -

Common stock issued for debt at
 $1.00 per share                                      -               -          1,000             -           1,000              -

Net income for the year ended
 December 31, 2002                                    -               -              -             -               -         21,306
                                          -------------   -------------  -------------  ------------   -------------  -------------

Balance, December 31, 2002                            -   $           -     10,795,750  $      1,079   $     805,748  $ (1,143,099)
                                          =============   =============  =============  ============   =============  =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows


                                                                                     For the Years Ended
                                                                                         DECEMBER 31,
                                                                                  2002                2001
                                                                           ------------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Income                                                              $           21,306  $          53,098
   Adjustments to reconcile net income to net cash
    provided (used) in operating activities:
     Bad debt                                                                               -             35,000
     Depreciation                                                                         910                910
     Common stock issued for services                                                  13,000             -
   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                                       616,523            (79,806)
     Decrease in accounts payable                                                    (672,013)           (18,331)
     Increase in accrued expenses                                                      12,789             12,600
                                                                           ------------------  -----------------

       Net Cash Provided (Used) in Operating Activities                                (7,485)             3,471
                                                                           ------------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                        -             -
                                                                           ------------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable - related party                                          4,000                  -
                                                                           ------------------  -----------------

       Net Cash Provided by Financing Activities                                        4,000                  -
                                                                           ------------------  -----------------

NET INCREASE (DECREASE) IN CASH                                                        (3,485)             3,471

CASH, BEGINNING OF YEAR                                                                 3,516                 45
                                                                           ------------------  -----------------

CASH, END OF YEAR                                                          $               31  $           3,516
                                                                           ==================  =================

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                                                            $               -   $          -
   Interest                                                                $                -  $               -

Non-Cash Financing Activities

   Stock issued for services                                               $           13,000  $          -
   Stock issued in satisfaction of debt                                    $            1,000  $          -


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001



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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


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

              d.  Accounts Receivable

              Accounts  receivable  consist of an amount due from one  customer.
              Accounts receivable are shown net of the allowance for doubtful accounts. The allowance was $35,000 at December 31, 2002.

              e.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                                                    For the Years Ended
                                                         DECEMBER 31,
                                                  2002                2001
                                           -------------------  ----------------

                Income (numerator)         $           21,306  $          53,098
                Shares (denominator)               10,784,742         10,781,750
                Per share amount           $             0.00  $            0.01

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001



NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f. Recent Accounting Pronouncements (Continued)

              SFAS NO. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS
              4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The Company does not expect that the adoption of SFAS 145 will have a material effect on its financial performance or results of operations.

              SFAS NO. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The Company does not expect that the adoption of SFAS 146 will have a material effect on its financial performance or results of operations.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001




NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f. Recent Accounting Pronouncements (Continued)

              SFAS NO. 147 -- In October 2002, the FASB issued Statement No. 147 "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9" (SFAS 147). SFAS 147 removes acquisitions of financial institutions from the scope of both Statement 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with FASB Statements No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Thus, the requirement in paragraph 5 of Statement 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement. In addition, this Statement amends FASB Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that Statement 144 requires for other long-lived assets that are held and used. SFAS 147 is effective October 1, 2002. The Company does not expect that the adoption of SFAS 147 will have a material effect on its consolidated financial statements.

              SFAS NO. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure"(SFAS 148"). SFAS 148 amends SFAS No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company is currently evaluating the effect that the adoption of SFAS 148 will have on its results of operations and financial condition.

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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001



NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              h.  Provision for Income Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely that not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

              Net deferred tax assets consist of the following components as of December 31, 2002 and 2001:



                                                                                   2002                2001
                                                                            ------------------  ------------------

              Deferred tax assets
                  NOL Carryover                                             $          642,400  $          655,779

              Deferred tax liabilities:                                                      -                   -

              Valuation allowance                                                     (642,400)           (655,779)
                                                                            ------------------  ------------------

              Net deferred tax asset                                        $                -  $                -
                                                                            ==================  ==================

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended
              December 31, 2002 and 2001 due to the following:

                                                                                   2002                2001
                                                                            --------------------  ------------------

              Book income                                                   $            8,309  $           34,337
              Stock for services/options expense                                         5,070                   -
              NOL                                                                      (13,379)            (34,337)
                                                                            ------------------  ------------------

                                                                            $                -  $                -
                                                                            ==================  ==================

              At  December  31,  2002,   the  Company  had  net  operating  loss
              carryforwards of approximately $1,647,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

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

              k.  Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2001 and 2000 was $-0- and $-0-, respectively.

              l.  Revenue Recognition Policy

              The Company recognizes its wood treatment revenue upon shipment of goods to the customer. At this time, there is no further obligation of the Company to the customer. The price of the product to the customer, at the time of shipment has been established, and collectability is reasonably assured. Also the cost of the product to the Company is also known. The Company reports its wood treatment revenue on a gross basis because the Company is acting as a principal and not an agent as defined by EITF99-19.

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

              m.  Concentrations of Risk

              CONCENTRATION IN THE VOLUME OF BUSINESS TRANSACTED WITH A PARTICULAR SUPPLIER

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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001




NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              m. Concentrations of Risk (Continued)

              CONCENTRATION IN THE VOLUME OF BUSINESS TRANSACTED WITH A PARTICULAR CUSTOMER

              The Company currently has one major customer for its wood products which accounts for 100% of its wood treatment commissions. Although the Company is continually negotiating contracts with potential customers, a loss of this customer could greatly affect the operating results of the Company.

              The Company has one major customer for its consulting services which accounts for 100% of its consulting revenue. A loss of this customer could affect the operating results of the Company.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 2002:

              Office equipment                         $           4,550
              Accumulated depreciation                            (4,550)
                                                       -----------------

              Net property and equipment               $               -
                                                       =================

              Depreciation expense for the years ended December 31, 2002 and 2001 was $910 and $910, respectively.

NOTE 3 -      COMMITMENTS AND CONTINGENCIES

              On May 18, 1999, the Company entered into an agreement to acquire a reporting United States corporation with audited financial statements showing no material assets or liabilities. The Company agreed to pay $100,000 for its services in regard to the transaction. On October 13, 2000 this acquisition took place (Note 1.) The Company has paid a total of $65,000 and has accrued an additional $35,000 for legal fees.

              On April 7, 1999, the Company ratified its corporate service consulting agreement with Source Management Services, Inc. (Source), a related company owned by a significant shareholder. Source is to oversee the general activities of the Company on a day-to-day basis, develop and execute a business plan, and assist in other ongoing administrative issues. For the year ended December 31, 2002, the Company agreed to pay Source a total of $1,000. The Company has also agreed to award Source a bonus of 5% of the outstanding shares of stock when the Company's securities are traded on any United States stock exchange. The Company became listed on the OTC Bulletin Board on March 5, 2003

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001



NOTE 3 -      COMMITMENTS AND CONTINGENCIES (Continued)

              On September 19, 2000, the Company entered into a Services and Consulting Agreement with Tri-State Metro Territories, Inc. (Tri-State), a business that sells franchised hair coloring salon units under the copyright name of "haircolorxpress." The Company was retained as Tri-State's consultant to assist in the development of management, sales and marketing of "haircolorxpress" franchised hair coloring salon units. The Company received a total of $12,725 during 2002 as a result of the consulting agreement with Tri-State. The agreement is for a term of twenty years with up to four, five-year extensions. The Company is currently in negotiations with a number of companies that are interested in entering into similar consulting agreements.

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

              Worldwide was a corporation organized under the laws of the State of Mississippi that operated as a wood treatment company that worked exclusively with creosite, a wood treatment chemical, for utility wood poles and products. In 1997 the corporate charter of Worldwide expired and Worldwide no longer conducts operations. In 1996, Pope entered into a consent order settlement with Worldwide arising from claims brought by Pope against the former President of Worldwide and Worldwide, David Wise. Pursuant to such settlement, on November 8, 1996, Pope received 30,000 shares of Worldwide common stock and received warrants, exercisable at $1.00 per share, to purchase 200,000 shares of Worldwide common stock.

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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001



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

NOTE 5 -      NOTES PAYABLE - RELATED PARTY

              Notes payable to related parties consisted of the following at December 31, 2002:

              Note payable to a related party, due on demand, plus interest at 12% per annum, unsecured.
                                                            $         109,000

              Less: Current Portion                                  (109,000)
                                                            -----------------

              Long-Term Notes Payable to Related Parties    $          -
                                                            =================

              The aggregate principal maturities of notes payable to related parties are as follows:

                                  Year Ended
                                 December 31,                Amount
                               -----------------     ------------------
                                     2003             $         109,000
                                     2004                             -
                                     2005                             -
                                     2006                             -
                              2007 and thereafter                     -
                                                      -----------------

                                    Total             $         109,000
                                                      =================

              Interest expense for the year ended December 31, 2002 and 2001 was $12,789 and $12,600, respectively.

NOTE 6 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,143,099 at December 31, 2002 which raises substantial doubt about the Company's ability to continue as a going concern.

              The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2002 and 2001




NOTE 6 -      GOING CONCERN (Continued)

              It is management's intent to seek growth by way of a merger or acquisition. It is the belief that over the next 12 months that Company will acquire at least one or more of acquisition candidates. The acquisition process should provide capital, revenue and incomes as a result. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital.