Form 10QSB
period 2003-03-31
SYNDICATION NET COM INC
filed 2003-05-20
CIK 1107604

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                               March 31, 2003

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
                                       Yes   x             No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                Outstanding at March 31, 2003

Common Stock,  $0.0001                    10,845,750 shares

                                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             SYNDICATION NET.COM, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                      MARCH 31, 2003 AND DECEMBER 31, 2002

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets



                                     ASSETS

                                                                                 March 31,         December 31,
                                                                                   2003                2002
                                                                            ------------------  ------------------
                                                                                (Unaudited)

CURRENT ASSETS

   Cash                                                                     $              112  $               31
   Accounts receivable, net                                                            535,438                   -
                                                                            ------------------  ------------------

     Total Current Assets                                                              535,550                  31
                                                                            ------------------  ------------------

PROPERTY AND EQUIPMENT - NET                                                                 -                   -
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $          535,550  $               31
                                                                            ================== ===================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                         $          701,444  $          179,314
   Accounts payable - related party (Note 3)                                           539,788                   -
   Notes payable - related party                                                       109,081             109,000
   Interest payable - related party                                                     51,259              47,989
                                                                            ------------------  ------------------

     Total Current Liabilities                                                       1,401,572             336,303
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued or outstanding                                       -                   -
   Common stock: 100,000,000 shares authorized of
    $0.0001 par value, 10,845,750 and 10,795,750 shares
    issued and outstanding                                                               1,084               1,079
   Additional paid-in capital                                                          855,743             805,748
   Deferred fees                                                                       (50,000)                  -
   Accumulated deficit                                                              (1,672,849)         (1,143,099)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                             (866,022)           (336,272)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $          535,550  $               31
                                                                            ==================  ==================



 The accompanying notes are an integral part of these consolidated financial statements.




                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                  For the Three Months Ended
                                                                                          March 31,
                                                                                   2003                2002
                                                                            -------------------  ------------------

SALES

   Wood treatment revenue                                                   $        2,022,275  $        2,053,678
   Consulting                                                                            1,750                 500
                                                                            ------------------  ------------------

     Total Sales                                                                     2,024,025           2,054,178
                                                                            ------------------  ------------------

COST OF GOODS SOLD                                                                   2,008,787           2,040,181
                                                                            ------------------  ------------------

GROSS MARGIN                                                                            15,238              13,997
                                                                            ------------------  ------------------

OPERATING EXPENSES

   Depreciation                                                                              -                 228
   General and administrative                                                          541,718              22,391
                                                                            ------------------  ------------------

     Total Operating Expenses                                                          541,718              22,619
                                                                            ------------------  ------------------

OPERATING LOSS                                                                        (526,480)             (8,622)
                                                                            ------------------  ------------------

OTHER (EXPENSES)

   Interest expense                                                                     (3,270)             (3,150)
                                                                            ------------------  ------------------

     Total Other (Expenses)                                                             (3,270)             (3,150)
                                                                            ------------------  ------------------

LOSS BEFORE INCOME TAXES                                                              (529,750)            (11,772)
                                                                            ------------------  ------------------

   Income tax expense                                                                        -                   -
                                                                            ------------------  ------------------

NET LOSS                                                                    $         (529,750) $          (11,772)
                                                                            ==================  ==================

BASIC LOSS PER SHARE                                                        $            (0.05) $            (0.00)
                                                                            ==================  ==================

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING                                                                        10,797,757          10,781,750
                                                                            ==================  ==================


 The accompanying notes are an integral part of these consolidated financial statements.

                                       3



                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                  Common Stock            Additional
                                                          ----------------------------      Paid-In      Deferred       Accumulated
                                                             Shares          Amount         Capital        Fees           Deficit
                                                          -------------  -------------  ------------   -------------  -------------

Balance, December 31, 2001                                   10,781,750  $       1,078  $    791,749   $           -
                                                                                                                      $ (1,164,405)

Common stock issued for services
 at $1.00 per share                                              13,000              1        12,999               -              -

Common stock issued for debt at
 $1.00 per share                                                  1,000              -         1,000               -              -

Net income for the year ended
 December 31, 2002                                                    -              -             -               -         21,306
                                                          -------------  -------------  ------------   -------------  -------------

Balance, December 31, 2002                                   10,795,750          1,079       805,748               -    (1,143,099)

Common stock issued for services
 at $1.00 per share (Unaudited)                                  50,000              5        49,995         (50,000)             -

Net loss for the three months ended
 March 31, 2003 (Unaudited)                                           -              -             -               -      (529,750)
                                                          -------------  -------------  ------------   -------------  -------------

Balance, March 31, 2003 (Unaudited)                          10,845,750  $       1,084  $    855,743   $     (50,000)
                                                          =============  =============  ============   =============
                                                                                                                      $ (1,672,849)

 The accompanying notes are an integral part of these consolidated financial statements.


                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


                                                                                  For the Three Months Ended
                                                                                           March 31,
                                                                                   2003                2002
                                                                             ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                 $         (529,750) $          (11,772)
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
     Depreciation                                                                            -                 228
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                (535,438)            (33,036)
     Increase in accounts payable                                                    1,061,918              37,984
     Increase in accrued expenses                                                        3,351               3,150
                                                                            ------------------  ------------------

       Net Cash Provided (Used) by Operating Activities                                     81              (3,446)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                         -                   -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Proceeds from notes payable - related party                                               -                   -
                                                                            ------------------  ------------------

     Net Cash Provided by Financing Activities                                               -                   -
                                                                            ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                                             81              (3,446)

CASH, BEGINNING OF YEAR                                                                     31               3,516
                                                                            ------------------  ------------------

CASH, END OF YEAR                                                           $              112  $               70
                                                                            ==================  ==================

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash Paid For:

   Income taxes                                                             $                -  $                -
   Interest                                                                 $                -  $                -

Non-Cash Financing Activities

   Common stock issued for deferred fees                                    $           50,000  $                -


 The accompanying notes are an integral part of these consolidated financial statements.


                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,672,849 at March 31, 2003 which raises substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 3 -      ACCOUNTS PAYABLE - RELATED PARTY

              On April 7, 1999, the Company ratified its corporate service consulting agreement with Source Management Services, Inc. (Source), a related company owned by a significant shareholder. Source is to oversee the general activities of the Company on a day-to-day basis, develop and execute a business plan, and assist

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                      March 31, 2003 and December 31, 2002

              in other ongoing administrative issues. For the year ended December 31, 2002, the Company agreed to pay Source a total of $1,000. The Company has also agreed to award Source a bonus of 5% of the outstanding shares of stock when the Company's securities are traded on any United States stock exchange. The Company became listed on the OTC Bulletin Board on March 5, 2003. On March 5, 2003, the Company had 10,795,750 shares outstanding,


NOTE 3 -      ACCOUNTS PAYABLE - RELATED PARTY (Continued)

              5% of which is 539,788. The Company has not issued the shares as of March 31, 2003. The shares are valued at $1.00 per share, consistent with other stock issuances for services, for a total liability of $539,788. When the shares are issued, the liability will be converted to equity.

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

     The Company has historically incurred losses which has resulted in an accumulated deficit. Although funds generated by operations have supported certain ongoing expenditures including legal and accounting fees, additional capital will be needed to affect transactions such as mergers or acquisitions, if any. Such additional capital may need to be raised through the issuance of the Company's debt or equity or a combination of both. Without additional capital, the Company may not be able to continue as a going concern.

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

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002 FOR SYNDICATIONNET TOGETHER WITH ITS WHOLLY OWNED SUBSIDIARY, KEMPER PRESSURE TREATED FOREST PRODUCTS, INC.

     The Company's total sales from its wood treatment operations decreased to $2,022,275 for the three months ended March 31, 2003, compared to $2,053,678 for the three months ended March 31, 2002. The Company's consulting sales increased to $1,750 for the three months ended March 31, 2003, compared to $500 for the three months ended March 31, 2002. Total sales decreased to $2,024,025 for the three months ended March 31, 2003 compared to $2,054,178 for the three months ended March 31, 2002.

     Cost of sales were $2,008,787 for the three months ended March 31, 2003, compared to $2,040,181 for the three months ended March 31, 2002.

     The net loss from continuing operations for the three months ended March 31, 2003, was $529,750 compared to net loss from operations of $11,772 for the three months ended March 31, 2002.

     Total current assets increased to $535,550 at March 31, 2003 from $31 at December 31, 2002 due to an increase of the Company's accounts receivable.

     Total current liabilities increased to $1,401,572 at March 31, 2003 from $336,303 at December 31, 2002 due to an increase in accountants payable.

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

Item 3.  CONTROLS  AND  PROCEDURES

 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company's President and Principal Financial Officer. Based upon that evaluation, he concluded that the Company's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company's disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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


Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

None

(b) Reports on Form 8-K

 None

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYNDICATIONNET.COM, INC.


                                By: /s/Vance Hartke
                                   _________________________________
                                President, (Principal Executive Officer)
                                Dated:  May 18, 2003


                                By: /s/Cynthia White
                                   __________________________________
                                Chief Financial Officer (Principal
                                Accounting Officer)
                                Dated: May 18, 2003

                           CERTIFICATIONS PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



     In connection with the Quarterly Report of SyndicationNet.com, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"),we the undersigned, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of section 3(a) or 15(d) of the Securities and Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



                                By: /s/Vance Hartke
                                   _________________________________
                                Chief Executive Officer
                                Dated:  May 18, 2003


                                By: /s/Cynthia White
                                   __________________________________
                                Chief Financial Officer
                                Dated:  May 18, 2003

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I,  Vance Hartke,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of Syndication Net.com, Inc.

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

                                 By: /s/Vance Hartke
                                   _________________________________
                                Chief Executive Officer
                                Dated:  May 18, 2003

                            CERTIFICATION PURSUANT TO
                            -------------------------
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                  ---------------------------------------------

     I, Cynthia White,  certify  that:

     1. I have reviewed this quarterly report on Form 10-QSB of SyndicationNet.com, Inc.

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


                                 By: /s/Cynthia White
                                   _________________________________
                                Chief Financial  Officer
                                Dated:   May 18, 2003