Form 10QSB
period 2003-06-30
SYNDICATION NET COM INC
filed 2003-08-19
CIK 1107604

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                              June 30, 2003

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

                                  202/467-2788
                (Registrant's telephone number, including area code)

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

     Class                             Issued and Outstanding at June 30, 2003

Common Stock,  $0.0001                 10,845,750 shares

                                           PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            SYNDICATION NET.COM, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2003 and December 31, 2002



                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets



                                     ASSETS
                                   ----------

                                                                                 June 30,          December 31,
                                                                                   2003                2002
                                                                            ------------------  ------------------
                                                                                (Unaudited)
CURRENT ASSETS

   Cash$                                                                    $              109  $               31
   Accounts receivable, net                                                            577,773                   -
                                                                            ------------------  ------------------

     Total Current Assets                                                              577,882                  31
                                                                            ------------------  ------------------

PROPERTY AND EQUIPMENT - NET                                                                 -                   -
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $          577,882  $               31
                                                                            ================== ===================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
              ---------------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                         $          732,969  $          179,314
   Accounts payable - related party (Note 3)                                           540,788                   -
   Notes payable - related party                                                       109,081             109,000
   Interest payable - related party                                                     54,529              47,989
   Accrued directors fees                                                                6,000                   -
                                                                            ------------------  ------------------

     Total Current Liabilities                                                       1,443,367             336,303
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued or outstanding                                       -                   -
   Common stock: 100,000,000 shares authorized of
    $0.0001 par value, 10,845,750 and 10,795,750 shares
    issued and outstanding                                                               1,084               1,079
   Additional paid-in capital                                                          855,743             805,748
   Deferred fees                                                                       (50,000)                  -
   Accumulated deficit                                                              (1,672,312)         (1,143,099)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                             (865,485)           (336,272)
                                                                            ------------------  ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $          577,882  $               31
                                                                            ==================  ==================


 The accompanying notes are an integral part of these consolidated financial statements.



                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)

                                           For the Three Months Ended              For the Six Months Ended
                                                    June 30,                              June 30,
                                      ------------------------------------  -------------------------------------
                                              2003              2002               2003                2002
                                      -----------------   ----------------  ------------------  ------------------
SALES

   Wood treatment revenue             $       1,987,423   $      2,451,428  $        4,009,698  $        4,505,106
   Consulting                                        70              3,500               1,820               4,000
                                      -----------------   ----------------  ------------------  ------------------

     Total Sales                              1,987,493          2,454,928           4,011,518           4,509,106
                                      -----------------   ----------------  ------------------  ------------------

COST OF GOODS SOLD                            1,972,941          2,434,960           3,981,728           4,475,141
                                      -----------------   ----------------  ------------------  ------------------

GROSS MARGIN                                     14,552             19,968              29,790              33,965
                                      -----------------   ----------------  ------------------  ------------------

OPERATING EXPENSES

   Depreciation                                       -                227                   -                 455
   General and administrative                    10,745              4,658              12,675              27,049
   Consulting                                         -                  -             539,788                   -
                                      -----------------   ----------------  ------------------  ------------------

     Total Operating Expenses                    10,745              4,885             552,463              27,504
                                      -----------------   ----------------  ------------------  ------------------

OPERATING INCOME (LOSS)                           3,807             15,083            (522,673)              6,461
                                      -----------------   ----------------  ------------------  ------------------

OTHER (EXPENSES)

   Interest expense                              (3,270)            (3,150)             (6,540)             (6,300)
                                      -----------------   ----------------  ------------------  ------------------

     Total Other (Expenses)                      (3,270)            (3,150)             (6,540)             (6,300)
                                      -----------------   ----------------  ------------------  ------------------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                                       537             11,933            (529,213)                161
                                      -----------------   ----------------  ------------------  ------------------

INCOME TAX EXPENSE                                    -                  -                   -                   -
                                      -----------------   ----------------  ------------------  ------------------

NET INCOME (LOSS) FROM
 CONTINUING OPERATIONS                $             537   $         11,933  $         (529,213) $              161
                                      =================   ================  ==================  ==================

BASIC AND FULLY DILUTED
 INCOME (LOSS) PER SHARE              $            0.00   $           0.00  $            (0.05) $             0.00
                                      =================   ================  ==================  ==================

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                 10,845,750         10,781,750          10,823,927          10,781,750
                                      =================   ================  ==================  ==================



 The accompanying notes are an integral part of these consolidated financial statements.




                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                  Common Stock             Additional
                                                          ----------------------------      Paid-In      Deferred       Accumulated
                                                             Shares          Amount         Capital        Fees           Deficit
                                                          -------------  -------------  ------------   -------------  -------------


Balance, December 31, 2001                                   10,781,750  $       1,078  $    791,749   $           -  $ (1,164,405)

Common stock issued for services
 at $1.00 per share                                              13,000              1        12,999               -              -

Common stock issued for debt at
 $1.00 per share                                                  1,000              -         1,000               -              -

Net income for the year ended
 December 31, 2002                                                    -              -             -               -         21,306
                                                          -------------  -------------  ------------   -------------  -------------

Balance, December 31, 2002                                   10,795,750          1,079       805,748               -    (1,143,099)

Common stock issued for services
 at $1.00 per share (Unaudited)                                  50,000              5        49,995         (50,000)             -

Net loss for the six months ended
 June 30, 2003 (Unaudited)                                            -              -             -               -      (529,213)
                                                          -------------  -------------  ------------   -------------  -------------

Balance, June 30, 2003 (Unaudited)                           10,845,750  $       1,084  $    855,743   $     (50,000) $ (1,672,312)
                                                          =============  =============  ============   =============  =============


 The accompanying notes are an integral part of these consolidated financial statements.
                                       4


                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                  (Unaudited)



                                                                                   For the Six Months Ended
                                                                                           June 30,
                                                                                   2003                2002
                                                                            -------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                        $         (529,213) $              161
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
     Depreciation                                                                            -                 455
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                (577,773)           (184,034)
     Increase in accounts payable                                                    1,094,524             173,581
     Increase in accrued expenses                                                       12,540               6,300
                                                                            ------------------  ------------------

       Net Cash Provided (Used) by Operating Activities                                     78              (3,537)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                         -                   -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Increase in bank overdraft                                                              -                  21
                                                                            ------------------  ------------------

       Net Cash Provided by Financing Activities                                             -                  21
                                                                            ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                                             78              (3,516)

CASH, BEGINNING OF PERIOD                                                                   31               3,516
                                                                            ------------------  ------------------

CASH, END OF PERIOD                                                         $              109  $                -
                                                                            ==================  ==================

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash Paid For:

   Interest                                                                 $                -  $                -
   Income taxes                                                             $                -  $                -

Non-Cash Financing Activities

   Common stock issued for deferred fees                                    $           50,000  $                -



 The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,672,312 at June 30, 2003 which raises substantial doubt about the Company's ability to continue as a going concern.

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


NOTE 3 -      ACCOUNTS PAYABLE - RELATED PARTY

              On April 7, 1999, the Company ratified its corporate service consulting agreement with Source Management Services, Inc. (Source), a related company owned by a significant shareholder. Source is to oversee the general activities of the Company on a day-to-day basis, develop and execute a business plan, and assist in other ongoing administrative issues. For the year ended December 31, 2002, the Company agreed to pay Source a total of $1,000. The Company has also agreed to award Source a bonus of 5% of the outstanding shares of stock when the Company's securities are traded on any United States stock exchange. The Company became listed on the OTC Bulletin Board on March 5, 2003. On March 5, 2003, the Company had 10,795,750 shares outstanding,

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                       June 30, 2003 and December 31, 2002

NOTE 3 -      ACCOUNTS PAYABLE - RELATED PARTY (Continued)

              5% of which is 539,788. The Company has not issued the shares as of June 30, 2003. The shares are valued at $1.00 per share, consistent with other stock issuances for services, for a total liability of $539,788. When the shares are issued, the liability will be converted to equity. The Company has also accrued a total of $500 and $500 to two related parties for management services and rent, respectively. At June 30, 2003, the total accounts payable due to related parties was $540,788.

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

         The Company currently has one wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc. Kemper is engaged in the retail brokerage business of preservative treated lumber such as utility poles, bridge pilings, timber and guardrail posts. Kemper has had one customer and this is Kemper`s only source of income.


Recent Developments

The Company has decided that as of September 1, 2003, it intends to wind down its wood brokerage business which management now believes provides minimal profits and which business has been difficult to expand. The Company intends to focus its growth efforts on its consulting business and/or the acquisition of an operating development company. Currently, the Company is negotiating with Tri-State Metro Territories, owned by a majority shareholder and consultant to the Company, to acquire the development rights for certain territories for which the Company would have the right to develop several franchise locations of Hair Color Express, a hair salon franchise.

     The Company has historically incurred losses which has resulted in an accumulated deficit. Although funds generated by operations have supported certain ongoing expenditures including legal and accounting fees, additional capital will be needed to affect transactions such as mergers or acquisitions, if any. Such additional capital may need to be raised through the issuance of the Company`s debt or equity or a combination of both. Without additional capital, the Company may not be able to continue as a going concern.

     The Company has generated funds through its wood brokerage services and from consulting fees for services as well as raising capital through the sale of its securities in private transactions.

     Over the next 12 months the Company intends to develop revenue by focusing on its consulting services. It is management`s belief that potential acquisition targets can be better identified and assessed for risk if the Company becomes involved with various companies on a consulting capacity.

     The Company intends for its management team to identify companies that are positioned to succeed and to assist those companies with financial, managerial and technical support. Over the next 12 months the Company intends to increase revenue and gross profit margin by focusing and expanding its consulting services.

     The Company`s board of directors believes that the financial evaluations of the Company would be enhanced as a result of having diversified companies owned by the Company. The Company anticipates that its role as a consultant to development stage companies may provide the opportunity for the Company to invest in such development stage companies, however, the Company`s services as a consultant will not be conditioned on the Company being allowed to invest in a company.

     The Company will attempt to enter into consulting agreements over the next 12 months that will increase consulting fees as well as open dialog for acquisition considerations. The Company has no current plans, proposal, arrangements or understandings with any representatives of the owners of any business or company regarding an acquisition or merger transaction.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002 FOR SYNDICATIONNET TOGETHER WITH ITS WHOLLY OWNED SUBSIDIARY, KEMPER PRESSURE TREATED FOREST PRODUCTS, INC.

     The Company`s total sales from its wood treatment operations decreased to $1,987,423 for the three months ended June 30, 2003, compared to $2,451,428 for the three months ended June 30, 2002. The Company`s consulting sales decreased to 70 for the three months ended June30, 2003, compared to 3,500 for the three months ended June 30, 2002. Total sales decreased to $1,987,493 for the three months ended June 30, 2003 compared to $2,454,928 for the three months ended June 30, 2002.

     Cost of goods sold were $1,972,941 for the three months ended June 30, 2003, compared to $2,434,960 for the three months ended June 30, 2002.

     The net loss from continuing operations for the three months ended June 30, 2003, was $537 compared to net loss from operations of $11,933 for the three months ended June 30, 2002.

     Total current assets increased to $577,882 at June 30, 2003 from $30 at December 31, 2002 due to an increase of the Company`s accounts receivable.

     Total current liabilities increased to $1,443,367 at June 30, 2003 from $336,303 at December 31, 2002 due to an increase in accountants payable.

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

Item 3.  CONTROLS  AND  PROCEDURES

 EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     Within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company`s President and Principal Financial Officer. Based upon that evaluation, he concluded that the Company`s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company`s disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

     There were no significant changes in the Company`s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

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

     Finally, Pope alleges that Brian Sorrentino orally guaranteed payment to Pope in the amount of $200,000 representing commissions to be paid to Pope if and when Pope provided a $2,000,000 loan for Worldwide which loan was never effected. Pope is seeking compensatory and punitive damages in an amount to be determined at trial, plus an award of reasonable costs, attorneys` fees and expenses, pre-judgement and post-judgement interest, and any other relief to which Pope may be entitled. SyndicationNet believes that Pope`s claim is without merit and SyndicationNet has engaged counsel to vigorously defend against the action.

     On May 2, 2002, the Circuit Court of Madison County, Mississippi, granted the plaintiff`s counsel motion to withdraw as counsel for the plaintiff. Subsequently, Plaintiff has retained his fifth set of counsel to proceed with discovery matters.


ITEM 2. CHANGES IN SECURITIES

Not Applicable

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES:

Not  Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION


On July 29, 2003, our Company was informed of the death of our President and our Director, Senator Vance Hartke. On August 12, 2003 the Board of Directors appointed Senator Hartke`s son, Wayne Hartke, as our new President.

On August 13, 2004, Mark Griffith resigned as a member of our board of directors. Mr. Griffith`s resignation was not as a result of any disagreement with the Company. The Company has not yet elected a replacement to fill the vacancy.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

               31.1  Section 302 Certification dated as of August 14, 2003.

               31.2  Section 302 Certification dated as of August 14, 2003.

               32.1    Section 906 Certification dated as of August 14, 2003.

(b) Reports on Form 8-K

 None

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYNDICATIONNET.COM, INC.


                                By: /s/ Wayne Hartke
                                   _________________________________
                                President, (Principal Executive Officer)
                                Dated:  August 14, 2003


                                By: /s/Cynthia White
                                   __________________________________
                                Chief Financial Officer (Principal
                                Accounting Officer)
                                Dated: August 14, 2003