Form 10QSB
period 2003-09-30
SYNDICATION NET COM INC
filed 2003-11-19
CIK 1107604

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]              QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                              September 30, 2003

or
[  ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          For the transition period from to

                         Commission file number 0-28955

                            SYNDICATION NET.COM, INC.
             (Exact name of registrant as specified in its charter)

                  Delaware                                 57-2218873
                 ----------                                -----------
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
                                       Yes   x             No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                      Issued and Outstanding at November 17, 2003

Common Stock,  $0.0001          12,325,088 shares

PART I -- FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                            SYNDICATION NET.COM, INC.
                                 AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2003 and December 31, 2002


                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheets



                                     ASSETS
                                     ------
                                                                               September 30,        December 31,
                                                                                   2003                2002
                                                                             -----------------  ------------------
                                                                                 (Unaudited)
CURRENT ASSETS

   Cash                                                                     $           42,141  $               31
   Accounts receivable, net                                                            595,742                   -
                                                                            ------------------  ------------------

     Total Current Assets                                                              637,883                  31
                                                                            ------------------  ------------------

PROPERTY AND EQUIPMENT - NET                                                                 -                   -
                                                                            ------------------  ------------------

     TOTAL ASSETS                                                           $          637,883  $               31
                                                                            ================== ===================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                  --------------------------------------------

CURRENT LIABILITIES

   Accounts payable                                                         $          744,260  $          179,314
   Accounts payable - related party                                                      1,500                   -
   Notes payable                                                                        40,000                   -
   Accrued Interest                                                                        258                   -
   Notes payable - related party                                                       110,000             109,000
   Interest payable - related party                                                     57,861              47,989
                                                                            ------------------  ------------------

     Total Current Liabilities                                                         953,879             336,303
                                                                            ------------------  ------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued or outstanding                                       -                   -
   Common stock: 100,000,000 shares authorized of
    $0.0001 par value, 12,325,088 and 10,795,750 shares
    issued and outstanding                                                               1,232               1,079
   Additional paid-in capital                                                        2,271,933             805,748
   Deferred fees                                                                      (728,000)                  -
   Accumulated deficit                                                              (1,861,161)         (1,143,099)
                                                                            ------------------  ------------------

     Total Stockholders' Equity (Deficit)                                            (315,996)            (336,272)
                                                                            -----------------   ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS'
      EQUITY (DEFICIT)                                                      $          637,883  $               31
                                                                            ==================  ==================

                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations
                                   (Unaudited)



                                           For the Three Months Ended              For the Nine Months Ended
                                                  September 30,                         September 30,
                                      ------------------------------------  -------------------------------------
                                              2003              2002               2003                2002
                                      -----------------   ----------------  ------------------  ------------------

SALES

   Wood treatment revenue             $       1,796,668   $      2,322,636  $        5,806,366  $        6,827,742
   Consulting                                     1,600              4,875               3,420               8,875
                                      -----------------   ----------------  ------------------  ------------------

     Total Sales                              1,798,268          2,327,511           5,809,786           6,836,617
                                      -----------------   ----------------  ------------------  ------------------

COST OF GOODS SOLD                            1,783,807          2,307,288           5,765,535           6,782,429
                                      -----------------   ----------------  ------------------  ------------------

GROSS MARGIN                                     14,461             20,223              44,251              54,188
                                      -----------------   ----------------  ------------------  ------------------

OPERATING EXPENSES

   Depreciation                                       -                228                   -                 684
   General and administrative                   172,170              6,277             184,845              33,325
   Consulting                                    31,550                  -             571,338                   -
                                      -----------------   ----------------  ------------------  ------------------

     Total Operating Expenses                   203,720              6,505             756,183              34,009
                                      -----------------   ----------------  ------------------  ------------------

OPERATING INCOME (LOSS)                        (189,259)            13,718            (711,932)             20,179
                                      -----------------   ----------------  ------------------  ------------------

OTHER INCOME (EXPENSES)

   Interest income                                4,000                  -               4,000                   -
   Interest expense                              (3,590)            (3,270)            (10,130)             (9,570)
                                      -----------------   ----------------  ------------------  ------------------

     Total Other Income
      (Expenses)                                    410             (3,270)             (6,130)             (9,570)
                                      -----------------   ----------------  ------------------  ------------------

NET INCOME (LOSS) BEFORE
 INCOME TAXES                                  (188,849)            10,448            (718,062)             10,609
                                      -----------------   ----------------  ------------------  ------------------

INCOME TAX EXPENSE                                    -                  -                   -                   -
                                      -----------------   ----------------  ------------------  ------------------

NET INCOME (LOSS) FROM
 CONTINUING OPERATIONS                $        (188,849)  $         10,448  $         (718,062) $           10,609
                                      =================   ================  ==================  ==================

BASIC AND FULLY DILUTED
 INCOME (LOSS) PER SHARE              $           (0.02)  $           0.00  $            (0.07) $             0.00
                                      =================   ================  ==================  ==================

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                 11,512,815         10,781,750          11,053,636          10,781,750
                                      =================   ================  ==================  ==================

                   The accompanying notes are an integral part of these consolidated financial statements.



                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                  Common Stock           Additional
                                                          ----------------------------     Paid-In       Deferred      Accumulated
                                                             Shares          Amount        Capital        Fees           Deficit
                                                          -------------  -------------  ------------   -------------  -------------

Balance, December 31, 2001                                   10,781,750  $       1,078  $    791,749   $           -  $  (1,164,405)

Common stock issued for services
 at $1.00 per share                                              13,000              1        12,999               -              -

Common stock issued for debt at
 $1.00 per share                                                  1,000              -         1,000               -              -

Net income for the year ended
 December 31, 2002                                                    -              -             -               -         21,306
                                                          -------------  -------------  ------------   -------------  -------------

Balance, December 31, 2002                                   10,795,750          1,079       805,748               -    (1,143,099)

Common stock issued for services
 at $1.00 per share (Unaudited)                                  50,000              5        49,995         (50,000)             -

Common stock issued for services
 at $1.00 per share (Unaudited)                                 250,000             25       249,975        (250,000)             -

Common stock issued for cash
 at $0.10 per share to related parties
  (Unaudited)                                                    70,000              7         6,993               -              -

Common stock issued for debt and
  services at $1.00 per share to a related
  party (Unaudited)                                             571,338             57       571,281               -              -

Common stock issued for services
 at $1.00 per share to related parties
 (Unaudited)                                                    108,000             11       107,989         (18,000)             -

Common stock issued for services
 at $1.00 per share to related parties
  (Unaudited)                                                    70,000              7        69,993                -             -

Common stock issued for services
 At $1.00 per share (Unaudited)                                 410,000             41       409,959        (410,000)             -

Net loss for the nine months ended
 September 30, 2003 (Unaudited)                                       -              -             -               -      (718,062)
                                                          -------------  -------------  ------------   -------------  -------------

Balance, September 30, 2003 (Unaudited)                      12,325,088  $       1,232  $  2,271,933   $    (728,000) $ (1,861,161)
                                                          =============  =============  ============   =============  =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                                                   For the Nine Months Ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                   2003                2002
                                                                             ------------------  ------------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                        $         (718,062) $           10,609
   Adjustments to reconcile net income (loss) to net cash
    provided (used) by operating activities:
     Depreciation                                                                            -                 684
   Common stock issued for services to related parties                                 185,550                   -
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                                                (595,742)            (83,604)
     Increase in accounts payable                                                      564,946              55,223
     Increase in accounts payable - related party                                      541,288                   -
     Increase in accrued expenses                                                        6,258               9,570
     Increase in accrued expenses - related party                                        9,872                   -
                                                                            ------------------  ------------------

       Net Cash Used by Operating Activities                                            (5,890)             (7,518)
                                                                            ------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES                                                         -                   -
                                                                            ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES

   Stock issued for cash to related parties                                              7,000                   -
   Increase in bank overdraft                                                                -                   2
   Increase in notes payable - related party                                             1,000               4,000
   Increase in notes payable                                                            40,000                   -
                                                                            ------------------  ------------------

       Net Cash Provided by Financing Activities                                        48,000               4,002
                                                                            ------------------  ------------------

NET INCREASE (DECREASE) IN CASH                                                         42,110              (3,516)

CASH, BEGINNING OF PERIOD                                                                   31               3,516
                                                                            ------------------  ------------------

CASH, END OF PERIOD                                                         $           42,141  $                -
                                                                            ==================  ==================

SUPPLEMENTAL CASH FLOWS INFORMATION:

Cash Paid For:

   Interest                                                                 $                -  $                -
   Income taxes                                                             $                -  $                -

Non-Cash Financing Activities

   Common stock issued for deferred fees                                    $          728,000  $                -
   Common stock issued to covert debt to
     related parties                                                        $          545,788  $                -
   Common stock issued for services to related
     parties                                                                $          185,550  $                -

                   The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The accompanying unaudited condensed financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2002 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $1,861,161 at September 30, 2003 which raises substantial doubt about the Company's ability to continue as a going concern.

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

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                    September 30, 2003 and December 31, 2002

NOTE 3 -      SIGNIFICANT EVENTS

              Common Stock
              ------------

              During the nine months ended September 30, 2003, the Company issued 70,000 shares of common stock to related parties for $7,000 cash or $0.10 per share to related parties.

              During the nine months ended September 30, 2003, the Company issued 710,000 shares of common stock to various consultants and their attorney valued at $1.00 per share for consulting and legal services to be performed pursuant to various consulting agreements. As of September 30, 2003, no services had yet been performed.

              On April 7, 1999, the Company ratified its corporate service consulting agreement with Source Management Services, Inc. (Source), a related company owned by a significant shareholder. Source is to oversee the general activities of the Company on a day-to-day basis, develop and execute a business plan, and assist in other ongoing administrative issues. For the year ended December 31, 2002, the Company agreed to pay Source a total of $1,000. The Company has also agreed to award Source a bonus of 5% of the outstanding shares of stock when the Company's securities are traded on any United States stock exchange. The Company became listed on the OTC Bulletin Board on March 5, 2003. On March 5, 2003, the Company had 10,795,750 shares outstanding, 5% of which is 539,788. As of September 30, 2003, the Company issued 571,338 shares of common stock to the Company's consultant valued at $1.00 per share for the conversion of related party debt of $539,788 and additional consulting fees of $31,550.

              During the nine months ended September 30, 2003, the Company had issued 70,000 shares of common stock to the President of the Company valued at $1.00 per share for services performed.

              During the nine months ended September 30, 2003, the Company had issued 108,000 shares of common stock to the directors of the Company valued at $1.00 per share for $90,000 in services performed and $18,000 in unearned fees.

NOTE 4 -      SUBSEQUENT EVENTS

              On November 10, 2003, the Company entered into a Letter of Intent with Tri State Metor Territories, LLC (Tri State) to acquire substantially all of the assets of Tri State. A major shareholder of the Company is also a 10% shareholder and managing member in Tri State.

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


Recent Developments

The Company as of September 1, 2003, has decided to wind down its wood brokerage business which management now believes provides minimal profits and which business has been difficult to expand. The Company has changed its focus and growth efforts towards its consulting business and/or the acquisition of an operating development company. Currently, the Company is negotiating with Tri-State Metro Territories, LLC, owned by a majority shareholder and consultant to the Company, to acquire the development rights for certain territories for which the Company would have the right to develop several franchise locations of HCX Salons International (formerly known as Hair Color Express), a hair salon franchise.

In November, 2003, the Company entered into a non-binding letter of intent to begin the due diligence review and evaluation of such proposed transaction. The specific terms and the evaluations of the potential transaction have not yet been finalized. The transaction is subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, approvals and audits. There can be no assurance as to whether or when the transaction will close.

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

     Historically, the Company has generated funds through its wood brokerage services and from consulting fees for services as well as raising capital through the sale of its securities in private transactions.

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

     The Company will attempt to enter into consulting agreements over the next 12 months that will increase consulting fees as well as open dialog for acquisition considerations. The Company has no current plans, proposal, arrangements or understandings with any representatives of the owners of any business or company regarding an acquisition or merger transaction other than as stated above in connection with Tri-State Metro Territories LLC.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002 FOR SYNDICATIONNET TOGETHER WITH ITS WHOLLY OWNED SUBSIDIARY, KEMPER PRESSURE TREATED FOREST PRODUCTS, INC.

     The Company`s total sales from its wood treatment operations decreased to $5,806,366 for the nine months ended September 30, 2003, compared to $6,827,742 for the nine months ended September 30, 2002. The Company`s consulting sales decreased to $3,420 for the nine months ended September 30, 2003, compared to $8,875 for the nine months ended September 30, 2002. Total sales decreased to $5,809,786 for the nine months ended September 30, 2003 compared to $6,836,617 for the nine months ended September 30, 2002.

     Cost of goods sold were $5,765,535 for the nine months ended September 30, 2003, compared to $6,782,429 for the nine months ended September 30, 2002.

     The net loss from continuing operations for the nine months ended September 30, 2003, was ($718,062)$ compared to net income from operations of $10,609 for the nine months ended September 30, 2002.

     Total current assets increased to $637,883 at September 30, 2003 from $31 at December 31, 2002 due to an increase of the Company`s accounts receivable.

     Total current liabilities increased to $953,879 at September 30, 2003 from $336,303 at December 31, 2002 due to an increase in accountants payable.

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

     On May 2, 2002, the Circuit Court of Madison County, Mississippi, granted the plaintiff`s counsel motion to withdraw as counsel for the plaintiff. Subsequently, Plaintiff has retained his fifth set of counsel to proceed with discovery matters. The Company continues to proceed through the deposition process.


ITEM 2. CHANGES IN SECURITIES

We believe that each transactions listed below were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder. All recipients had adequate access, through their relationships with us, to information about us. All of such shares bear a restrictive legend. On September 4, 2003, we issued 88,000 shares to Wayne Hartke, 18,000 shares of common stock to Cynthia White, 18,000 shares of common stock to Mark Solomon, 18,000 shares of common stock to Mark Griffith, 18,000 issued to Howard Siegel, and 20,000 shares of common stock to Howard Siegel. Such shares were valued at $1.00 and were issued for board services rendered to the Company. The Company issued an aggregate of 70,000 shares of common stock for cash at $.10 per share to Mark Solomon and Howard Segal. An Additional 571,338 shares of our common stock was issued to Brian Sorrentino for consulting services and valued at $1.00. We issued 300,000 shares of common stock to the Research Works, valued at $1.00, for research services rendered to the Company. We also, issued an aggregate of 130,000 shares of common stock, valued at $1.00, to two individuals for legal services and edgar services rendered to the Company. The Company believes that such transaction was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

               31.1  Section 302 Certification dated as of November 17, 2003.

               31.2  Section 302 Certification dated as of November 17, 2003.

               32.1  Section 906 Certification dated as of November 17, 2003.

(b) Reports on Form 8-K

On August 15, 2003 the Company filed a Form 8-K with the Commission to report the death of the Company`s President and Director, Senator Vance Hartke.

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYNDICATIONNET.COM, INC.


                                By: /s/ Wayne Hartke
                                   _________________________________
                                President, (Principal Executive Officer)
                                Dated:  November 17, 2003


                                By: /s/Cynthia White
                                   __________________________________
                                Chief Financial Officer (Principal
                                Accounting Officer)
                                Dated: November 17, 2003