Form 10KSB
period 2003-12-31
SYNDICATION NET COM INC
filed 2004-04-14
CIK 1107604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-KSB

                                   (Mark One)

          [X]ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003
                               -----------------
                                       OR

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

                     Issuer's Telephone Number: 202-467-2788

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.0001 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  [X]   No  [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State  issuer's  revenues  for  its  most  recent  fiscal  year.   $5,809,786.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days (On April 13, 2004 the closing price of our common stock was $.40 per share): $1,018,663.20.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                                 Outstanding  at December 31, 2003
     -----                                 ------------------------------------
     Common  Stock,  par value $0.0001      12,075,088

Documents  incorporated  by  reference:    None

                               INTRODUCTORY NOTE

      Certain statements in this Report on Form 10-KSB (the "Report") under the caption "Management's Discussion and Analysis Plan of Operations" and elsewhere constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, without limitation, statements regarding future cash requirements and the ability of the company to raise capital. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. When used in the Report, statements that are not statements of historical facts may be deemed to be forward-looking statements. Without limiting the foregoing, the words "anticipates", "plans", "intends", "expects" and similar expressions are intended to identify such forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                     PART I

ITEM  1.  DESCRIPTION  OF  BUSINESS

BUSINESS

      SyndicationNet.com, Inc., a Delaware corporation, is a holding company formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage business, e-commerce businesses and traditional brick-and-mortar businesses. SyndicationNet has no restrictions or limitations in terms of the type of industry that it intends to focus its activities on. SyndicationNet does not want to limit the scope of its potential target businesses. In evaluating whether to act as a consultant with a particular company and whether to invest in a specific company, SyndicationNet's board of directors intends to apply a general analysis which would include, but be not limited to, (i) an evaluation of industry of a target company to determine the competition that exists in that particular industry; (ii) an evaluation to determine if the target company has the products, services and skills to successfully compete in its industry; (iii) an evaluation of the target company's management skills and (iv) an evaluation of SyndicationNet's equity position in a target company, if any, to review the extent, if any, that SyndicationNet will be able to exert influence over the direction and operations of the development stage company. As a condition to any acquisition or development agreement, SyndicationNet intends to require representation on the company's board of directors to ensure its ability to provide active guidance to the company. The board of directors has the ultimate authority for any decision with regard to selecting which companies to consult with and in which companies SyndicationNet might make an investment.

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

      SyndicationNet intends to accomplish its consulting and investing activities by utilizing the combined and individual experience of the following individuals: Mark Solomon will help accomplish SyndicationNet's activities by utilizing his experience in business law and corporate compliance, Cynthia White will help accomplish SyndicationNet's activities by utilizing her experience in accounting and fiscal policy, Wayne Hartke will also help accomplish SyndicationNet's activities by utilizing his experience in business law, as corporate counsel, in Federal communication licensing, satellite launch contract negotiations, international crude oil purchases, development of coal properties, acquisitions and merger law and Internet domain name procurement, and Howard Siegal will help accomplish SyndicationNet's activities by utilizing his experience in business law, tax law, and oil law.

      SyndicationNet does not intend to identify potential acquisition, investment and consulting activities through the use of paid advertisements, phone solicitation or email solicitation, but intends to become aware of and identify potential acquisition, investment and consulting activities through the business contacts and networking of Wayne Hartke, Mark Solomon, Brian Sorrentino, Cynthia White, and Howard Siegel.

      SyndicationNet has entered into a consulting agreement with Source Management whose principal, Brian Sorrentino, is a significant shareholder of SyndicationNet. Source Management is to oversee the general activities of SyndicationNet on a day to day basis, develop and execute SyndicationNet's and Kemper's business plan, assist with general contract and business negotiations, project management, assist in the preparation of audits and registration statements, and to assist SyndicationNet with the listing of its securities on the OTC Bulletin Board.

      Although funds generated by operations and sales of equity have supported certain ongoing expenditures including legal and accounting fees, additional capital will be needed to affect transactions such as mergers or acquisitions, if any. Such additional capital may need to be raised through the issuance of SyndicationNet's debt or equity or a combination of both. Without additional capital, SyndicationNet may not be able to continue as a going concern. As of the filing of this Report, SyndicationNet believes it has enough cash on hand, assuming continuation of its current operations, to operate for the next twelve months assuming it does not make any acquisitions or investments or affect any transactions.

WINDING DOWN OF THE BUSINESS OF SYNDICATIONNET'S SUBSIDIARY, KEMPER

      SyndicationNet currently has one wholly-owned subsidiary, Kemper Pressure Treated Forest Products, Inc.. Historically; Kemper was engaged in the retail brokerage business of preservative treated lumber such as utility poles, bridge pilings, timber and guardrail posts. The Company as of September 1, 2003, had decided to wind down its wood brokerage business which management believed provided minimal profits in comparison to increased liabilities related to recent EPA enhanced regulation related to chemical treatment of wood products. The Company has redirected its business focus and intends to direct its efforts towards its consulting business and/or the acquisition of operating development companies as outlined within it's declared business objectives.

RECENT EVENTS:

Letter Of Intent: Tri-State Metro Territories LLC.

On November 10, 2003, the Company entered into a Letter of Intent with Tri State Metro- Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder of the Company, is also a 10% shareholder and managing member in Tri State. Additionally, Robert Green serves as a member of the Board of Director of Tri-State, is a 9% shareholder of Tri-State and a less then 2% shareholder of the Company. Mr. Mark Solomon, who serves as a member of our Board of Directors also serves as a Board Member of Tri-State and is a less than 2% shareholder of our Company. Mr. Solomon is also a 5% shareholder of Tri-State. Dale Hill, is a greater than 10% shareholder of the Company and is also a less then 2% shareholder of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". HCX, the parent franchisor, has currently sold 31 territories in 24 states representing 2,738 franchises committed to open over the next 7 to 10 years. The assets being negotiated by us include the exclusive rights to develop the franchise chain of "HCX Tri-State Metro Territories LLC" in the District of Columbia and Maryland area as well as the interest in the prototype HCX Salon located in Columbia Maryland. We believe that through the acquisition of the development rights from Tri-State, we have an opportunity to sell between seventy-five and one hundred HCX units over an estimated seven to ten years. On March 18, 2004, the Company entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 11% of membership interests of Tri-State. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

SUBSEQUENT EVENTS:

In the first quarter of 2004, the Company issued 355,000 shares and $52,000 in exchange for 575 Class "A" common shares of Tri-State, 1,500 common shares of Tri-State and notes receivable with principal balances of $110,000 plus accrued interest.

In the first quarter of 2004, the Company approved the offering of up to 150,000 units which consist of one share of the Company's common stock and three warrants to purchase shares of our common stock at $.10 per share. As of the date of this filing, we have sold 50,000 units.


BACKGROUND

SyndicationNet.com, Inc. previously effected two reorganizations.

      Kemper Pressure Treated Forest Products, Inc. is an operating Mississippi corporation formed in 1987. On August 16, 1999, the shareholders of Kemper Pressure Treated Forest Products exchanged all their outstanding stock, 16,200,000 shares, on a one-for-one basis for shares of stock of Life2K.com, Inc., a Delaware corporation which had been incorporated in Delaware on March 24, 1999 as Algonquin Acquisition Corporation and which had no operations, no revenues and one shareholder, TPG Capital Corporation. On August 12, 1999, in+ anticipation of the share exchange with Kemper Pressure Treated Forest Products, Inc., Algonquin Acquisition Corporation changed its name to Life2K.com, Inc. As a result of the share exchange, Kemper Pressure Treated Forest Products, Inc. became a wholly-owned subsidiary of Life2K.com, Inc.

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

THE MARKET

      SyndicationNet believes that the effective achievement of its public status has provided access to the capital markets and the associated investment capital necessary to effect its declared intention to engage in the acquisition and merger elements of its business plan. As Internet-based network reliability, speed and security continue to improve, and as more businesses are connected to the Internet, traditional brick-and-mortar businesses are using the Internet to conduct e-commerce and to create new revenue opportunities by enhancing their interactions with new and existing customers. Businesses are also using the
Internet to increase efficiency in their operations through improved communications, both internally and with suppliers and other business partners.

      SyndicationNet's management team believes that it can offer development stage companies strategic guidance regarding business model development, market positioning, management selection, day-to-day operational support and the introduction to investors that start-up companies often need to fulfill their business objectives by way of increased access to public equity markets.

MARKETING

      SyndicationNet, primarily through the marketing efforts of its executive officers, directors and consultants, intends to locate B2B Internet-related companies and traditional brick-and-mortar businesses for which SyndicationNet will act as a general corporate consultant and intends to locate development stage companies as acquisition candidates. SyndicationNet does not intend to concentrate its efforts on any particular industry. SyndicationNet's management team, led by the son of recently deceased United States Senator Vance Hartke, (former President of SYCI), Wayne Hartke and hopes to take advantage of the resources of its directors, specifically in the areas of accounting, e-commerce, finance and politics, to enable SyndicationNet to consult with, acquire and integrate B2B e-commerce companies and traditional brick-and-mortar businesses. SyndicationNet intends to actively explore synergistic opportunities such as cross marketing efforts within the network of companies it will consult with or acquire.

STRATEGY  AND  OBJECTIVES

Investment  and  development  activities
-------------------------------------------

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

Agreement  with  HTRG  Consulting

On January 7, 2000 HTRG was retained by SyndicationNet to design, develop and implement computer software programs to automate and improve the business operations of SyndicationNet and Kemper. HTRG was to analyze the business operations of SyndicationNet and prepare written recommendations and functional design software to automate and improve those operations. HTRG's responsibilities also included, upon approval by SyndicationNet, the actual development, testing, implementation and maintenance of the software programs in accordance with the prototype designs. HTRG agreed to accept 100,000 shares of SyndicationNet's common stock as compensation for any software design and development services. SyndicationNet has focused its software development on accounting programs which SyndicationNet intends to use to help evaluate prospect acquisition or merger candidates as well as to institute monitoring programs for those companies. SyndicationNet also expects HTRG to provide computer software programs that will provide SyndicationNet with spread sheet analysis and pro forma evaluations on a project by project basis of potential target client companies and computer software programs that SyndicationNet will utilize in its acquisition program.

Resent developments with the direction of the Company's business focus has led to the expansion of the contract relationship with HTRG and the Company. HTRG has a real estate appraisal division that specializes in commercial and residential real-estate. As such, on July 29th 2003, Thomas Gibbs an individual, on behalf of HTRG Consulting, L.L.C., a Maryland corporation, entered into an expanded contract relationship designed to assist SyndicationNet with it's real-estate needs. SyndicationNet agreed to pay Thomas Gibbs the Consultant two hundred and fifty thousand (250,000) fully paid and non-assessable common shares of SyndicationNet.com stock, to be applied against costs incurred and/or expenses paid by Mr. Gibbs on behalf of SyndicationNet. The primary consulting services to be provided by Mr. Gibbs shall be to assist the Company with analyzing various Real-Estate development projects.


Management  and  consulting  activities
---------------------------------------

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

Relationship  between  SyndicationNet,  Tri-State  and  HCX
------------------------------------------------------------------------

On November 10, 2003, the Company entered into a Letter of Intent with Tri State Metro- Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder of the Company, is also a greater than 10% shareholder and managing member in Tri State. Additionally, Robert Green serves as a member of the Board of Director of Tri-State, is a 9% shareholder of Tri-State and a less then 2% shareholder of the Company. Mr. Mark Solomon, who serves as a member of our Board of Directors, also serves as a Board Member of Tri-State is a greater than 5% shareholder of Tri-State and is a less than 2% shareholder of our Company.. Dale Hill, is a greater than 10% shareholder of the Company and is also a less then 2% shareholder of Tri-State.

     With regard to the relationships between the negotiation and execution of the consulting agreement between SyndicationNet and investments in Tri-State by Messrs. Sorrentino, Solomon and Green, SyndicationNet believes that its consulting agreement was initially negotiated at an arms length transaction. Mr. Green, an independent individual, was the founder and original capital investor in Tri-State and negotiated the terms to hire SyndicationNet as a consultant. Subsequently, Mr. Sorrentino, as an individual, was asked by Tri-State to act as its development agent, independent of its arrangement with SyndicationNet. Mr. Solomon, a director of SyndicationNet, later invested in Tri-State.

     The relationship between Tri- State and HCX is that of a franchisor / franchisee. Tri-State has purchased from HCX contractual rights to develop franchised hair coloring salon units in the territories of Maryland, and the District of Columbia. As discussed further in this filing SyndicatioNet has now moved into the acquisition phase with the HCX Tri-State Metro project.

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

EMPLOYEES


     Other than the Company's officers, as of March 31st, 2004 SyndicationNet and Kemper had no employees other than one consultant. SyndicationNet's success depends to a large extent upon the continued services of SyndicationNet's officers and directors. The loss of such personnel could have a material adverse effect on SyndicationNet's business and its results of operations.

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

   SyndicationNet has a limited operating history upon which an investor may evaluate making an investment in SyndicationNet. At December 31, 2003, the Company had a net loss of $1,088,420 and its auditors have raised substantial doubt about the Company's ability to continue as a going concern. Accordingly, in reviewing the actual operating results of SyndicationNet, an investor will only be able to examine the operating results of SyndicationNet's wholly-owned subsidiary in making an investment decision. While SyndicationNet intends to acquire businesses in exchange for cash or the issuance of securities, no
acquisitions   have  been   consummated  and  no  future   acquisitions  may  be
consummated.


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


As of December 31, 2003 there were 12,075,088 shares of SyndicationNet's total outstanding shares that are restricted from immediate resale but may be sold into the market in the near future. This could cause the market price of the common stock to drop significantly, even if the business is doing well.

   There are 12,075,088 shares of common stock outstanding as of December 31, 2003 of which 11,102,588 shares are restricted.

An increase in the number of shares of SyndicationNet available for public sale without any increase to its capitalization could decrease the market price of its shares.

   An aggregate of 9,457,430 of the outstanding shares of SyndicationNet are held by officers, directors, affiliates and entities controlled by them and are subject to the trading volume limitations of Rule 144 including the shares held by affiliates being registered in this registration statement.

Management and affiliates own enough shares to control shareholder vote which could limit the rights of existing or future shareholders.

   SyndicationNet's executive officers, directors, affiliates and entities controlled by them own approximately 78.7% of the outstanding common stock. As a result, these executive officers and directors will control the vote on matters that require stockholder approval such as election of directors, approval of a corporate merger, increasing or decreasing the number of authorized shares, adopting corporate benefit plans, effecting a stock split, amending SyndicationNet's Certificate of Incorporation or other material corporate actions.


SyndicationNet does not have employment agreements with any of its officers or employees and if SyndicationNet is unable to retain its management team SyndicationNet's business operations may not be able to continue to operate.

   SyndicationNet's success in achieving its growth objectives is dependant to a substantial extent upon the continuing efforts and abilities of its key management personnel, including the efforts of Wayne Hartke, SyndicationNet's President, as well as other executive officers and management. SyndicationNet does not have employment agreements with any of its executive officers and the loss of their services would deprive SyndicationNet of their needed legal and business contacts and experiences. SyndicationNet may not be able to maintain and achieve its growth objectives should SyndicationNet lose any or all of these individuals' services. SyndicationNet does not maintain key-man life insurance for any of its officers.

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



ITEM  2.  DESCRIPTION  OF  PROPERTY

Both SyndicationNet and its subsidiary, Kemper, are headquartered in the Hartke Building located at 7637 Leesburg Pike, Falls Church, Virginia 22043. Wayne Hartke, the president of SyndicationNet and the owner of the Hartke Building, has granted SyndicationNet the use of office space in the Hartke Building on a rent-free basis. SyndicationNet and Kemper project that such office space should be sufficient for their anticipated needs for the foreseeable future.

   SyndicationNet's telephone number is 202-467-2788 and its fax number is 301-528-4238.

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

     On May 2, 2002, the Circuit Court of Madison County, Mississippi, granted the plaintiff's counsel motion to withdraw as counsel for the plaintiff. As of March 2004, we continue to pursue discovery proceedings with plaintiff's newly engaged counsel. SyndicationNet believes that Pope's claim is without merit and SyndicationNet has engaged counsel to vigorously defend against the action.



ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

     On March 5, 2003, the Company's common stock began trading on the Over-the-Counter Bulletin Board under the ticker symbol "SYCI". The following table sets forth the range of high and low bid quotations of our common stock, as reported on the OTC Bulletin Board, for the periods indicated. The prices represent inter-dealer quotations, which do not include retail markups, markdowns or commissions, and may not represent actual transactions.
                                  Common Stock
                                High Bid Low Bid
                         -----------      -----------
Second Quarter 2003       $1.15              $0.05
Third Quarter 2003        $0.05             $0.05
Fourth Quarter 2003       $2.45             $0.05

SECURITY  HOLDERS

     At December 31, 2003 there were 12,004,088 shares our common stock outstanding which were held by approximately 54 stockholders of record.

DIVIDEND  POLICY

         We have not paid any dividends on our common stock, and it is not anticipated that any dividends will be paid in the foreseeable future. Our Board of Directors intends to follow a policy of using retained earnings, if any, to finance our growth. The declaration and payment of dividends in the future will be determined by our Board of Directors in light of conditions then existing, including our earnings, if any, financial condition, capital requirements and other factors.

Recent  Sales  of  Unregistered  Securities

     For the fourth quarter of the year ended December 31, 2003, we issued an aggregate of 1,172,338 shares of our common stock to nine individual, including our officers and directors, as consideration for services rendered to the Company. Such shares are restricted and were all valued at $1.00 per share. We believe such issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.


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

     SyndicationNet has historically incurred losses. For the fiscal year ended December 31, 2003, the Company had a net income (loss) of $1,088,420. Although funds generated by operations have supported certain ongoing expenditures including legal and accounting fees, additional capital will be needed to affect transactions such as mergers or acquisitions, if any. Such additional capital may need to be raised through the issuance of SyndicationNet's debt or equity or a combination of both. Without additional capital, SyndicationNet may not be able to continue as a going concern.

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


     SyndicationNet intends for its management team to identify companies that are positioned to succeed and to assist those companies with financial, managerial and technical support. Over the next 12 months SyndicationNet intends to increase revenue and gross profit margin by focusing and expanding its consulting services and seeking acquisition candidates. It is management's belief that potential acquisition targets can be better identified and assessed for risk if SyndicationNet first becomes involved with various companies on a consulting capacity. SyndicationNet's strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities. SyndicationNet has recently decided to engage in the acquisition phase of its business plan. To that end, Syndication expanded its relationship with HCX Tri-State Metro Territories and on November 7, 2003 executed a Letter of Intent pursuant to which Syndication would acquire substantially all of the assets of Tri State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts".

FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002

     For the year ended December 31, 2003, SyndicationNet's revenue decreased by $3,146,720 to $5,809,786 from $8,956,506 for the year ended December 31, 2002.
The decrease is primarily attributed to the winding down of SyndicationNet's wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc.

     The General and Administrative Operating Expenses for the period ended December 31, 2003 increased by $178,954 to $215,492 from $36,538 for the period ending December 31, 2002. The Company's total operating expenses increases from $37,448 at December 31, 2002 to $1,222,830 for the fiscal year ended December 31, 2003. These increase are primarily attributed to the issuance of our common stock as consideration, valued at $1.00 per share, related to exploring acquisition candidates.

     The net income (loss) for the year ended December 31, 2003 was $1,088,420 compared to net income of $21,306 for the year ended December 31, 2002. The primary reasons for the increase in the loss was due to the winding down of our subsidiary's wood business.

     Total current assets at December 31, 2003 were $14.

     SyndicationNet does not foresee any significant changes in the number of its employees over the next twelve months except in the event it finalizes its acquisition of the assets of Tri-State or completes any other acquisitions which would require the Company to hire additional employees related to that business.

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

   The Company does not expect to sell any manufacturing facilities or significant equipment over the next twelve months except within the demands of potential acquisitions that the Company may pursue.

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

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

                                 C O N T E N T S


Independent Auditors' Report................................................ 3

Consolidated Balance Sheet.................................................. 4

Consolidated Statements of Operations....................................... 5

Consolidated Statements of Stockholders' Equity (Deficit)................... 6

Consolidated Statements of Cash Flows....................................... 7

Notes to the Consolidated Financial Statements.............................. 8

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
Syndication Net.com, Inc. and Subsidiary
Falls Church, Virginia

We have audited the accompanying consolidated balance sheet of Syndication Net.com, Inc. and Subsidiary as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syndication Net.com, Inc. and Subsidiary as of December 31, 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

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




HJ & Associates, LLC
Salt Lake City, Utah
April 12, 2004

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                           Consolidated Balance Sheet

                                     ASSETS
                                     ------

                                                                 December 31,
                                                                     2003
                                                                 ------------

CURRENT ASSETS

  Cash                                                           $         14
  Accounts receivable, net (Note 1)                                         -
                                                                 ------------
   Total Current Assets                                                    14
                                                                 ------------

PROPERTY AND EQUIPMENT - NET (Note 2)                                       -
                                                                 ------------
   TOTAL ASSETS                                                  $         14
                                                                 ============


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

CURRENT LIABILITIES

  Accounts payable                                               $    307,008
  Note payable - related party (Note 5)                               113,100
  Interest payable - related party (Note 5)                            32,965
  Note payable (Note 8)                                                30,000
  Interest payable                                                      5,295
  Accrued directors fees                                               12,000
                                                                 ------------
   Total Current Liabilities                                          500,368

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

  Preferred stock: 20,000,000 shares authorized of
   $0.0001 par value, no shares issued and outstanding                      -
  Common stock: 100,000,000 shares authorized of $0.0001
   par value, 12,075,088 shares issued and outstanding                  1,207
  Additional paid-in capital                                        2,021,958
  Deferred fees                                                      (292,000)
  Accumulated deficit                                              (2,231,519)
                                                                 ------------

   Total Stockholders' Equity (Deficit)                              (500,354)
                                                                 ------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)          $         14
                                                                 ============

The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Operations


                                                      For the Years Ended
                                                           December 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------

  CONSULTING REVENUE                               $      3,420  $     12,725
                                                   ------------  ------------

  OPERATING EXPENSES

  Depreciation                                                -           910
  Consulting fees                                     1,007,338             -
  General and administrative                            215,492        36,538
                                                   ------------  ------------
   Total Operating Expenses                           1,222,830        37,448
                                                   ------------  ------------
OPERATING INCOME                                     (1,219,410)      (24,723)
                                                   ------------  ------------
OTHER EXPENSES

  Interest expense                                       (4,000)      (12,789)
                                                   ------------  ------------
   Total Other Expenses                                  (4,000)      (12,789)
                                                   ------------  ------------
LOSS BEFORE INCOME TAXES AND DISCONTINUED
  OPERATIONS                                        (1,223,410)       (37,512)
                                                   ------------  ------------
  Income tax expense                                          -             -
                                                   ------------  ------------
LOSS BEFORE DISCONTINUED OPERATIONS                  (1,223,410)      (37,512)
                                                   ------------  ------------
INCOME FROM DISCONTINUED OPERATIONS (NOTE 9)

  Income from discontinued operations                   134,990        58,818
                                                   ------------  ------------
   Total Income from Discontinued Operations            134,990        58,818
                                                   ------------  ------------
NET INCOME (LOSS)                                  $ (1,088,420) $     21,306
                                                   ============  ============

BASIC INCOME (LOSS) PER SHARE

  Loss before discontinued operations              $      (0.10) $      (0.00)
  Income (loss) from discontinued operations               0.01          0.00
                                                   ------------  ------------
   Total Income (Loss) Per Share                   $      (0.09) $       0.00
                                                   ============  ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING                                        11,556,040    10,784,742
                                                   ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
            Consolidated Statements of Stockholders' Equity (Deficit)

                                                          Common Stock           Additional
                                                ------------------------------     Paid-In         Deferred     Accumulated
                                                    Shares          Amount         Capital           Fees         Deficit
                                                ---------------  -------------  --------------  --------------  -------------

Balance, December 31, 2001                           10,781,750       $  1,078       $ 791,749           -      $(1,164,405)

Common stock issued for services
 at $1.00 per share                                      13,000              1          12,999           -                 -

Common stock issued for debt at
 $1.00 per share                                          1,000              -           1,000           -                 -

Net income for the year ended
 December 31, 2002                                            -              -               -           -            21,306
                                                ---------------  -------------  --------------  --------------  -------------
Balance, December 31, 2002                           10,795,750          1,079         805,748           -       (1,143,099)

Common stock issued for services
 at $1.00 per share                                      50,000              5          49,995     (50,000)                -

Common stock issued for services
 at $1.00 per share                                     250,000             25         249,975           -                 -

Common stock issued for cash
 at $0.10 per share to related parties                   70,000              7           6,993           -                 -

Common stock issued for debt and
services at $1.00 per share to a related party          571,338             57         571,281           -                 -

Common stock issued for services
 at $1.00 per share to related parties                  108,000             11         107,989           -                 -

Common stock issued for services
 at $1.00 per share to related parties                   70,000              7          69,993                             -

Common stock issued for services
 at $1.00 per share                                     410,000             41         409,959    (242,000)                -

Common stock canceled for services
  at $1.00 per share                                   (250,000)           (25)       (249,975)          -                -

Net loss for the year ended
 December 31, 2003                                            -              -               -           -        (1,088,420)
                                                ---------------  -------------  --------------  --------------  -------------

Balance, December 31, 2003                           12,075,088          1,207       2,021,958    (292,000)       (2,231,519)
                                                ===============  =============  ==============  ==============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                      Consolidated Statements of Cash Flows


                                                      For the Years Ended
                                                           December 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES

  Net Income (Loss)                                $ (1,088,420) $     21,306
  Adjustments to reconcile net income to net cash
   provided (used) in operating activities:
   Gain on release of debt                              (94,159)            -
   Depreciation                                               -           910
   Common stock issued for services                   1,161,338        13,000
  Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                 -       616,523
   (Decrease) in accounts payable                       (22,146)     (672,013)
   Increase in accrued expenses                          17,294        12,789
   Decrease in accrued expenses related party           (15,024)            -
                                                   ------------  ------------
     Net Cash Used in Operating Activities              (41,117)       (7,485)
                                                   ------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES                          -        -
                                                   ------------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES

  Stock issued for cash to related parties                7,000             -
  Increase in notes payable                              40,000
  Payments on notes payable                             (10,000)            -
  Increase in notes payable - related party               4,100         4,000
                                                   ------------  ------------
     Net Cash Provided by Financing Activities           41,100         4,000
                                                   ------------  ------------
NET DECREASE IN CASH                                        (17)       (3,485)

CASH, BEGINNING OF YEAR                                      31         3,516
                                                   ------------  ------------
CASH, END OF YEAR                                  $         14  $         31
                                                   ============  ============

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

  Income taxes                                     $          -  $         -
  Interest                                         $     28,150  $          -

Non-Cash Financing Activities

  Stock issued for services                        $  1,161,338  $    13,000
  Stock issued in satisfaction of debt             $      6,000  $      1,000
  Cancellation of stock for services               $   (250,000) $          -


The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

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

         d. Accounts Receivable

         Accounts  receivable  consist  of an  amount  due  from  one  customer.
         Accounts receivable are shown net of the allowance for doubtful accounts. The allowance was $35,000 at December 31, 2003.

         e. Basic Loss Per Share

         The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the consolidated financial statements as follows:

                                                      For the Years Ended
                                                           December 31,
                                                   --------------------------
                                                       2003          2002
                                                   ------------  ------------

            Loss from operations                   $      (0.10) $      (0.00)
            Income from discontinued operations            0.01          0.00
                                                   ------------  ------------
               Total Income (Loss) Per Share       $      (0.09) $       0.00
                                                   ============  ============
            Weighted Average Number of Shares
               Outstanding                           11,556,040    10,784,742
                                                   ============  ============

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         f. Recent Accounting Pronouncements

         During the year ended December 31, 2003, the Company adopted the following accounting pronouncements:

         SFAS NO. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

         SFAS NO. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

         SFAS NO. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

##
NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         f. Recent Accounting Pronouncements (Continued)

         application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS
         146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

         SFAS NO. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

         SFAS NO. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

         SFAS NO. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

         SFAS NO. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         f. Recent Accounting Pronouncements (Continued)

         within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         FASB INTERPRETATION NO. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

         FASB INTERPRETATION NO. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

         During the year ended December 31, 2003, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

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

         Net deferred tax assets consist of the following components as of December 31, 2003 and 2002:

                                                        2003          2002
                                                    ------------  ------------
         Deferred tax assets
            NOL Carryover                           $    405,300  $    642,400
            Accrued expenses                              12,900             -

         Deferred tax liabilities:                             -             -

         Valuation allowance                            (418,200)     (642,400)
                                                    ------------  ------------
         Net deferred tax asset                     $          -  $          -
                                                    ============  ============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2003 and 2002 due to the following:

                                                        2003          2002
                                                    ------------  ------------
         Book income                                $    424,485  $      8,309
         Stock for services/options expense             (452,920)        5,070
         NOL                                                   -       (13,379)
         Valuation allowance                              28,435             -
                                                    ------------  ------------
                                                    $          -  $          -
                                                    ============  ============

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         h. Provision for Income Taxes (Continued)

         At December 31, 2003, the Company had net operating loss carryforwards of approximately $1,647,000 that may be offset against future taxable income from the year 2002 through 2022. No tax benefit has been reported in the December 31, 2002 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

         j. Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         k. Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2003 and 2002 was $-0- and $-0-, respectively.

         l. Revenue Recognition Policy

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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         (Continued)

         m. Concentrations of Risk

         The Company has one major customer for its consulting services which accounts for 100% of its consulting revenue. A loss of this customer could affect the operating results of the Company.

NOTE 2 - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31, 2003:

         Office equipment                                        $      4,550
         Accumulated depreciation                                      (4,550)
                                                                 ------------
         Net property and equipment                              $          -
                                                                 ============

         Depreciation expense for the years ended December 31, 2003 and 2002 was $0 and $910, respectively.

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

         On November 26, 2001, Barry Pope ("Pope"), individually and as a shareholder of Worldwide Forest Products, Inc. ("Worldwide") commenced an action against the

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 3 - COMMITMENTS AND CONTINGENCIES (Continued)

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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 5 - NOTES PAYABLE - RELATED PARTY

         Notes payable to related parties consisted of the following at December 31, 2003:

         Note payable to a related party, due on demand, plus interest
          at 12% per annum, unsecured.                           $    113,100

         Less: Current Portion                                       (113,100)
                                                                 ------------
         Long-Term Notes Payable to Related Parties              $          -
                                                                 ============

         The aggregate principal maturities of notes payable to related parties are as follows:

                     Year Ended
                     December 31,                                   Amount
                    -------------                                ------------
                         2004                                    $    113,100
                         2005                                               -
                         2006                                               -
                         2007                                               -
                  2008 and thereafter                                       -
                                                                 ------------
                         Total                                   $    113,100
                                                                 ============

         Interest expense for the year ended December 31, 2003 and 2002 was $13,125 and $12,789, respectively.

NOTE 6 - GOING CONCERN

         The Company's consolidated financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $2,231,519 at December 31, 2003 which raises substantial doubt about the Company's ability to continue as a going concern.

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

NOTE 7 - COMMON STOCK

         During the year ended December 31, 2003, the Company issued 70,000 shares of common stock to related parties for $7,000 cash or $0.10 per share to related parties.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 7 - COMMON STOCK (Continued)

         During the year ended December 31, 2003, the Company issued 710,000 shares of common stock to various consultants and their attorney valued at $1.00 per share for consulting and legal services to be performed pursuant to various consulting agreements. As of December 31, 2003, $418,000 in services performed and $292,000 in unearned fees.

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

         During the year ended December 31, 2003, the Company had issued 70,000 shares of common stock to the President of the Company valued at $1.00 per share for services performed.

         During the year ended December 31, 2003, the Company had issued 108,000 shares of common stock to the directors of the Company valued at $1.00 per share for $108,000 in services performed.

NOTE 8 - NOTE PAYABLE

         At December 31, 2003, the Company had one note payable totaling $30,000. This note is unsecured and due on demand. Interest is imported at 12% per annum. Interest expense for the year ended December 31, 2003 was $1,095.

NOTE 9 - DISCONTINUED OPERATIONS

         In September 2003, the Company decided to wind down its operations of wood treatment. This decision was based on minimal margins and new legislation governing the use of certain chemicals. The Company wanted to limit its exposure to any risks associated with the use of chemicals used in the treatment of wood. The Company wound down all wood treatment operations in September 2003.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                 Notes to the Consolidated Financial Statements
                           December 31, 2003 and 2002

NOTE 9 - DISCONTINUED OPERATIONS (Continued)


                                                      For the Years Ended
                                                           December 31,
                                                   ------------  ------------
                                                       2003          2002
                                                   ------------  ------------
         WOOD TREATMENT REVENUE                    $  5,806,366  $  8,943,781

         COST OF SALES                                5,765,535     8,884,963
                                                   ------------  ------------
            Gross Margin                                 40,831        58,818
                                                   ------------  ------------
         EXPENSES

            General and administrative expense                -             -
                                                   ------------  ------------
               Total Expenses                                 -             -
                                                   ------------  ------------
         Income From Operations                          40,831        58,818
                                                   ------------  ------------
         OTHER INCOME (EXPENSE)

            Gain on release of debt                      94,159             -
                                                   ------------  ------------
               Total Other Income (Expense)              94,159             -
                                                   ------------  ------------
         NET INCOME FROM DISCONTINUED
          OPERATIONS                               $    134,990  $     58,818
                                                   ============  ============
         LOSS ON DISPOSAL OF SUBSIDIARY            $          -  $          -
                                                   ============  ============

NOTE 10 -   SUBSEQUENT EVENTS

         Subsequent to December 31, 2003 the Company issued 30,000 shares for legal services performed, valued at $1.00 per share.

         Subsequent to December 31, 2003, the Company issued 355,000 shares and $52,500 in exchanged for 575 class "A" common shares, 1,500 common shares in Tri-State and notes receivable with principal balances of $110,000 plus accrued interest.

         Subsequent to December 31, 2003, the Company approved the offering of 150,000 units. Each unit consists of one share of common stock and three warrants to purchase three additional common shares with an exercise price of $0.10 per share. As of the date of this filing, the Company has issued 50,000 of the 150,000 units.

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


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT



Name                     Age         Position
------------------- ------------- ---------------------------------


Wayne  Hartke            53          President and Director


Cynthia  White           33          Chief  Financial  Officer


Mark  Solomon            46          Director


Howard  B.  Siegel       58          Director



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

      WAYNE HARTKE, ESQ. has served as a director of SyndicationNet and of Kemper since August 1999 and as our President since the death of his father, Senator Vance Hartke. Mr. Hartke received his Bachelor of Arts degree from the University of Pennsylvania in 1970 and received his Juris Doctor in 1973 from the California Western School of Law. Mr. Hartke, for at least the last five years has been a partner in the law firm of Hartke & Hartke located in Falls Church, Virginia and is currently admitted to the bars of the District of Columbia, Virginia and California. Mr. Hartke served as corporate counsel to Norris Satellite Communications, Inc. where he participated in negotiations with Sprint, Orbital Sciences Corporation, Harris Corporation and Echostar regarding satellite launch contracts. Mr. Hartke also has experience in Federal Communications Commission license applications, the development and sale of coal properties, international crude oil purchases and the acquisition and marketing of Internet domain names.

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


DIRECTOR  COMPENSATION

     Directors receive an annual issuance of 20,000 shares of SyndicationNet's common stock for serving as directors of SyndicationNet and are repaid for their expenses incurred for serving as directors.

     SyndicationNet pays accounting fees to the Accelerated Group, Inc., a private accounting firm owned by Cynthia White, SyndicationNet's Chief Financial Officer. SyndicationNet believes that it has paid less than $12,000 annually for the past three years as compensation for such accounting services.

EXECUTIVE  COMPENSATION

     Neither the officers nor directors of SyndicationNet have received any cash compensation or cash bonus for services rendered during 2003, 2002 and 2001.

                           SUMMARY COMPENSATION TABLE

                                   Long-Term Compensation
                                   -----------------------------

          Annual  Compensation      Awards     Payouts
           -------------------      ------     -------
Name  and                            Restricted
Principal                            Stock
Position(s)                        Year  Salary($)  Bonus($)  Other($)  Awards(#
                                   shares) Compensation
---------------   ----- -------- -------- ----------- -----------
Wayne Hartke       2003                                91,000
                   2002                                20,000
                   2001                                20,000


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

     The officers and directors of SyndicationNet intend to devote time to matters related to SyndicationNet approximately as follows:

Cynthia  White  -   5%  of  her  time     Mark  Solomon    -   15%  of his  time
Wayne  Hartke   -  20%  of  his  time     Howard  B.  Siegel  -  5% of  his time

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


FAMILY  RELATIONSHIPS

Currently there are no family relationships among SyndicationNet's directors, executive officers or other persons nominated or chosen to become officers or executive officers.

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND  MANAGEMENT

         The following table sets forth, as of December 31, 2003, each person known by the Company to be the beneficial owner of five percent or more of the Company's common stock and the directors and officers of the Company. Except as noted, the holder thereof has sole voting and investment power with respect to the shares shown.

                                              Shares of
                                            common stock
Name,  Position  and  Address            Beneficially  Owned (1)     Percent of
                                                                        Class
-----------------------------------     -------------------------    -----------

Cynthia  White                                 20,000                      (*)
Chief  Financial  Officer
7637  Leesburg  Pike
Falls  Church,  Virginia  22043

Mark  Solomon                                  94,000                      (*)
Director
901  South  Federal  Highway
Fort  Lauderdale,  Florida
22216

Wayne  Hartke                                 111,000                      (*)
Director
7637  Leesburg  Pike
Falls  Church,  Virginia  22043

Howard  B.  Siegel                            20,000                       (*)
Director
15902  South  Barker  Landing
Houston,  Texas  77079

Dale  Hill                                 5,097,168
42.4%
5056  West  grove  Drive
Dallas,  Texas  75248

Brian  Sorrentino                          4,110,262                      34.2%
Consultant
PO  Box  484
Damascus,  MD  20872

All  Officers  and  Directors
as  a  group  (4  persons)                9,457,430                       78.7%
___________________

*  Represent  less  than  1%  of  the  outstanding  shares  of  SyndicationNet

(1) Based upon 12,075,088 shares of SyndicationNet's common stock issued and outstanding as of December 31, 2003.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     In 1999, SyndicationNet borrowed an aggregate of $105,000 from Brian Sorrentino, a greater than 5% shareholder of SyndicationNet's common stock and the principal of Source Management Services. SyndicationNet executed a promissory note for the loan amount at an interest rate of 12% per annum. The loan, due March 3, 2000, has not been paid as of the date of this filing. In the fiscal year ended December 31, 2002, Mr. Sorrentino loaned an additional $4,100 to the Company so that the aggregate amount due to Mr. Sorrentino is $113,100.

      The controlling person and founder of Generation Acquisition Corporation was its beneficial shareholder, James M. Cassidy. At the time of the exchange of stock with Life2K.com, Inc., Generation Acquisition had 5,000,000 shares of its common stock outstanding all of which were redeemed and cancelled except 250,000 retained by TPG Capital Corporation, a corporation controlled by James Cassidy. As part of the transactions SyndicationNet has agreed to pay TPG Capital an aggregate of $100,000 for its consulting services of which $65,000 has been paid. In 2004, the Company, in a dispute regarding the services rendered by TPG Capital Corporation, has instructed its transfer agent to cancel such 250,000 outstanding shares.

      SyndicationNet pays accounting fees to the Accelerated Group, Inc., a private accounting firm owned by Cynthia White, SyndicationNet's Chief Financial Officer. SyndicationNet believes that it has paid less than $12,000 annually for the past three years as compensation for such accounting services.

On November 10, 2003, the Company entered into a Letter of Intent with Tri State Metro- Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder of the Company, is also a 10% shareholder and managing member in Tri State. Additionally, Robert Green serves as a member of the Board of Director of Tri-State, is a 9% shareholder of Tri-State and a less then 2% shareholder of the Company. Mr. Mark Solomon, who serves as a member of our Board of Directors also serves as a Board Member of Tri-State and is a less than 2% shareholder of our Company. Mr. Solomon is also a 5% shareholder of Tri-State. Dale Hill, is a greater than 10% shareholder of the Company and is also a less then 2% shareholder of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts".

ITEM 13.  CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

      Within the 90 days prior to the date of this Annual Report for the year ended December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our management, including the company's Chairman and Chief Executive Officer and the Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934 (the "Exchange Act"), which disclosure controls and procedures are designed to insure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods specified by the SEC's rules and forms. Based upon that evaluation, the Chairman and the Principal Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the company (including our consolidated subsidiaries) required to be included in the company's period SEC filings.

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

     10.1 Consulting Agreement between Kemper Pressure Treated Forest Products Inc. and Source Management Services filed with the Commission as Exhibit 10.1 in a registration statement on Form SB-2 filed on October 5, 2001 and incorporated herein by reference

     10.2 Consulting Agreement between SyndicationNet and HTRG Consulting, Inc. previously filed with the Commission as an exhibit to a registration statement on Form SB2/A and incorporated by reference

     10.3 Asset Purchase Agreement between Kemper Pressure Treated Forest Products, Inc. and Electric Mills Wood Preserving LLC, previously filed with the Commission as an exhibit to a registration statement on Form SB2/A and incorporated by reference

     10.4 Assignment of Lease between Kemper Pressure Treated Forest Products, Inc. and Electric Mills Wood Preserving LLC, previously filed with the Commission as an exhibit to a registration statement on Form SB2/A and incorporated by reference

31.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a), as adopted pursuant to
         Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     (b) SyndicationNet did not file any reports on Form 8-K during the fourth quarter ended December 31, 2003.

ITEM 15.        PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      The aggregate fees bills through April 12, 2004 by HJ & Associates LLC for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the quarterly reports on Form 10-QSB for fiscal year 2003 were $17,000.

      The aggregate fees billed by HJ & Associates LLC for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the quarterly reports on Form 10-QSB for fiscal year 2002 were $14,147.

AUDIT RELATED FEES

      For the fiscal years ended December 31, 2003 and 2002, there were no fees billed for the audit or review of the financial statements that are not reported above Audit Fees.

TAX FEES

      For the fiscal years ended 2003 and 2002 the fees billed for tax compliance services and tax-planning advice provided were $-0-.

OTHER FEES

      For the fiscal years ended 2003 and 2002 there were no other fees billed for services other than services described above.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SYNDICATION  NET.COM,  INC.

                               By /s/ Wayne Hartke
                                 ---------------------------
                                  Wayne Hartke
                                  President and Chief
                                  Executive Officer

                              By /s/ Cynthia White
                                ----------------------------
                                  Cynthia White
                                  Chief  Financial  Officer


Date: April 14, 2004


     Pursuant to the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                               OFFICE                  DATE
--------------------            -------------        ------------------

/s/ Mark Solomon
-------------------
 Mark  Solomon                  Director               April 14, 2004

/s/ Wayne Hartke
-------------------
 Wayne  Hartke                  Director               April 14, 2004

/s/ Howard B. Siegel
------------------------
 Howard  B.  Siegel             Director               April 14, 2004