Form 10QSB
period 2004-03-31
SYNDICATION NET COM INC
filed 2004-05-24
CIK 1107604

SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2004

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
                                          Yes [x]          No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                      Issued and Outstanding at March 31, 2004

Common Stock,  $0.0001          12,510,088 shares

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                            SYNDICATION NET.COM, INC.
                                 AND SUBSIDIARY
                         (A Developement Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2004 and December 31, 2003

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS


                                                March 31,        December 31,
                                                  2004               2003
                                              -------------     -------------
                                              (Unaudited)

CURRENT ASSETS

   Cash                                       $  36,744          $      14
   Notes receivable - related party             117,100                 --
   Interest receivable - related party            6,957                 --
                                               --------           --------

     Total Current Assets                       160,801                 14
                                               --------           --------

OTHER ASSETS

   Investment (Note 4)                          211,431                 --
                                               --------           --------

     Total Other Assets                         211,431                 --
                                               --------           --------

     TOTAL ASSETS                              $372,232           $     14
                                               ========           ========


The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)


CURRENT LIABILITIES

   Accounts payable                                            $   303,012      $   307,008
   Note payable - related party                                    109,000          113,100
   Interest payable - related party                                 36,226           32,965
   Note payable                                                    145,000           30,000
   Interest payable                                                  7,768            5,295
   Accrued directors fees                                           20,000           12,000
                                                               -----------      -----------

     Total Current Liabilities                                     621,006          500,368
                                                               -----------      -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued and outstanding                 --               --
   Common stock: 100,000,000 shares authorized of $0.0001
    par value, 12,510,088 and 12,075,088 shares issued and
    outstanding, respectively                                        1,251            1,207
   Additional paid-in capital                                    2,356,665        2,021,958
   Deferred fees                                                  (249,500)        (292,000)
   Deficit accumulated prior to the development stage           (2,231,519)      (2,231,519)
   Deficit accumulated during the development stage               (125,671)              --
                                                               -----------      -----------

     Total Stockholders' Equity (Deficit)                         (248,774)        (500,354)
                                                               -----------      -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                               $   372,232      $        14
                                                               ===========      ===========


The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)



                                                                        From Inception
                                                                            of the
                                                                          Development
                                           For the Three Months Ended      Stage on
                                                    March 31,           January 1, 2004
                                           --------------------------      Through
                                             2004           2003        March 31, 2004
                                           ---------      ---------    ----------------


   CONSULTING REVENUE                      $      --      $   1,750      $      --
                                           ---------      ---------      ---------

   OPERATING EXPENSES

   General and administrative                120,048        541,718        120,048
                                           ---------      ---------      ---------

     Total Operating Expenses                120,048        541,718        120,048
                                           ---------      ---------      ---------

OPERATING LOSS                              (120,048)      (539,968)      (120,048)
                                           ---------      ---------      ---------

OTHER INCOME (EXPENSE)

   Interest income                               138             --            138
   Interest expense                           (5,761)        (3,270)        (5,761)
                                           ---------      ---------      ---------

     Total Other Expenses                     (5,623)        (3,270)        (5,623)
                                           ---------      ---------      ---------

LOSS BEFORE INCOME TAXES AND
  DISCONTINUED OPERATIONS                   (125,671)      (543,238)      (125,671)
                                           ---------      ---------      ---------

   Income tax expense                             --             --             --
                                           ---------      ---------      ---------

LOSS BEFORE DISCONTINUED
  OPERATIONS                                (125,671)      (543,238)      (125,671)
                                           ---------      ---------      ---------

   Income from discontinued operations            --         13,488             --
                                           ---------      ---------      ---------

     Total Income from Discontinued
       Operations                                 --         13,488             --
                                           ---------      ---------      ---------

NET LOSS                                   $(125,671)     $(529,750)     $(125,671)
                                           =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)



                                                                                 From Inception
                                                                                     of the
                                                                                   Development
                                              For the Three Months Ended            Stage on
                                                      March 31,                  January 1, 2004
                                           ----------------------------------        Through
                                                2004                2003           March 31, 2004
                                           --------------      --------------    -----------------


BASIC LOSS PER SHARE

   Loss before discontinued operations     $        (0.01)     $        (0.05)
   Income from discontinued operations               0.00                0.00
                                           --------------      --------------

     Total Loss Per Share                  $        (0.01)     $        (0.05)
                                           ==============      ==============

WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                           12,192,121          10,797,757
                                           ==============      ==============


The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)



                                                                  Common Stock           Additional
                                                          ---------------------------     Paid-In        Deferred     Accumulated
                                                             Shares         Amount        Capital          Fees         Deficit
                                                          ------------  -------------  ------------   -------------  -------------

Balance, December 31, 2002                                10,795,750    $     1,079    $   805,748    $        --    $(1,143,099)

Common stock issued for services at $1.00 per share           50,000              5         49,995        (50,000)            --

Common stock issued for services at $1.00 per share          250,000             25        249,975             --             --

Common stock issued for cash at $0.10 per share to
  related parties                                             70,000              7          6,993             --             --

Common stock issued for debt and services at $1.00
  per share to a related party                               571,338             57        571,281             --             --

Common stock issued for services at $1.00 per share
  to related parties                                         108,000             11        107,989             --             --

Common stock issued for services at $1.00 per share
  to related parties                                          70,000              7         69,993             --             --

Common stock issued for services at $1.00 per share          410,000             41        409,959       (242,000)            --

Common stock canceled for services  at $1.00 per share      (250,000)           (25)      (249,975)            --             --

Net loss for the year ended December 31, 2003                     --             --             --             --     (1,088,420)
                                                         -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003                                12,075,088          1,207      2,021,958       (292,000)    (2,231,519)

Common stock issued for cash at $1.00 per share on
  February 16,  2004 (unaudited)                              50,000              5         49,995             --             --

Common stock issued for deferred fees $0.80 per share
  on February 16, 2004 (unaudited)                            30,000              3         23,997        (24,000)            --

Common stock issued for assets at $0.90 per share on
  February 28, 2004 (unaudited)                              120,000             12        107,988             --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004 (unaudited)                                 160,000             16        103,984             --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004 (unaudited)                                  15,000              2          9,749             --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004 (unaudited)                                  60,000              6         38,994             --             --

Amortization of deferred fees (unaudited)                         --             --             --         66,500             --

Net loss for the three months ended March 31, 2004
  (unaudited)                                                     --             --             --             --       (125,671)
                                                         -----------    -----------    -----------    -----------    -----------

Balance, March 31, 2004 (unaudited)                       12,510,088    $     1,251    $ 2,356,665    $  (249,500)   $(2,357,190)
                                                         ===========    ===========    ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        From Inception
                                                                                            of the
                                                                                          Development
                                                         For the Three Months Ended        Stage on
                                                                 March 31,              January 1, 2004
                                                         --------------------------         Through
                                                             2004           2003         March 31, 2004
                                                         ------------   ------------   -----------------

CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss                                              $  (125,671)   $  (529,750)   $  (125,671)
   Adjustments to reconcile net loss to net cash
    provided (used) in operating activities:
     Amortization of deferred fees                            66,500             --         66,500
   Changes in operating assets and liabilities:
     (Increase) in interest receivable - related party          (137)            --           (137)
     (Increase) in accounts receivable                            --       (535,438)            --
     Increase (decrease) in accounts payable                  (3,996)     1,061,918         (3,996)
     Increase in accrued expenses                              2,473          3,351          2,473
     Increase in accrued expenses - related party             11,261             --         11,261
                                                         -----------    -----------    -----------

       Net Cash Provided (Used) in Operating
         Activities                                          (49,570)            81        (49,570)
                                                         -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES

     Increase in investments                                 (52,500)            --        (52,500)
                                                         -----------    -----------    -----------

       Net Cash Used in Investing Activities                 (52,500)            --        (52,500)
                                                         -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Stock issued for cash                                    50,000             --         50,000
     Increase in notes payable                               115,000             --        115,000
     Payments on notes payable                               (13,600)            --        (13,600)
     Increase in notes payable - related party                 9,500             --          9,500
     Increase in notes receivable - related party            (22,100)            --        (22,100)
                                                         -----------    -----------    -----------

       Net Cash Provided by Financing Activities             138,800             --        138,800
                                                         -----------    -----------    -----------

NET INCREASE IN CASH                                          36,730             81         36,730

CASH, BEGINNING OF PERIOD                                         14             31             14
                                                         -----------    -----------    -----------

CASH, END OF PERIOD                                      $    36,744    $       112    $    36,744
                                                         ===========    ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                          From Inception
                                                                              of the
                                                                            Development
                                           For the Three Months Ended        Stage on
                                                     March 31,           January 1, 2004
                                           ---------------------------        Through
                                              2004          2003          March 31, 2004
                                           ----------    ----------     -----------------

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                            $     --      $     --
   Interest                                $     --      $     --

Non-Cash Financing Activities

   Common stock issued for assets          $260,751      $     --
   Common stock issued for deferred fees   $ 24,000      $ 50,000


The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - RECLASSIFICATIONS

      Certain reclassifications have been made to the March 31, 2003 financial statements to conform to the current quarter's presentation.

NOTE 3 - GOING CONCERN

      The Company's consolidated financial statements are prepared using accounting principals generally accepted in the Unites States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have an established source of revenues to cover its operating costs and to allow it to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is management's intent to seek growth by way of a merger or acquisition. It is the belief that over the next 12 months that Company will acquire at least one or more of acquisition candidates. The acquisition process should provide capital, revenue and incomes as a result. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital.

NOTE 4 - MATERIAL EVENTS

      Stock Issuances

      On February 16, 2004, the Company issued 50,000 share of common stock for $50,000 cash. This stock issuance is part of the approved private placement to issue up to 50,000 units. Each unit consists of one share of common stock and three warrants to purchase three additional shares of common stock. Each warrant has an exercise price of $0.10 per share.

      On February 16, 2004, the Company issued 30,000 shares for deferred legal fees at $0.80 per share.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2004 and December 31, 2003

NOTE 4 - MATERIAL EVENTS (Continued)

      Stock Issuances (Continued)

      During the quarter ended March 31, 2004, the Company issued 355,000 shares of common stock and paid out $52,500 in exchange for 575 class "A" common shares and 1,500 common shares in Tri-State Metro Territories, LLC, Inc.
      (TSMT) and notes receivable with principal balances of $95,000 plus accrued interest.

      Notes Receivables

      During the quarter ended March 31, 2004, the Company lent $22,100 to TSMT and purchase three notes receivables from TSMT by the issuance of common stock to three unrelated parties for notes receivables of $95,000. All notes are unsecured and due on demand. Interest rates range from prime + 1% to 10% per annum.

      Investment

      During the quarter ended March 31, 2004, the Company purchased 575 Class "A" common stock and 1,500 common shares in Tristate Metro Territories, LLC (TSMT). The valuation of this investment was $211,431. This investment is valued at the lower of cost or market and represents 8% of TSMT. A major shareholder of the Company is also the managing member of TSMT.

      Note payable - Related Party

      During the quarter ended march 31, 2004, the Company borrowed an additional $9,500 from a related party and repaid $13,600. The balance at March 31, 2004 was $109,000. This note is due on demand and unsecured.

      Note Payable

      During the quarter ended March 31, 2004, the Company borrowed $115,000 from two individuals. The notes are due on demand and unsecured.

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

Letter Of Intent: Tri-State Metro Territories LLC.

On November 10, 2003, the Company entered into a Letter of Intent with Tri State Metro- Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder of the Company, is also a 10% shareholder and managing member in Tri State. Additionally, Robert Green serves as a member of the Board of Director of Tri-State, is a 9% shareholder of Tri-State and a less then 2% shareholder of the Company. Mr. Mark Solomon, who serves as a member of our Board of Directors also serves as a Board Member of Tri-State and is a less than 2% shareholder of our Company. Mr. Solomon is also a 5% shareholder of Tri-State. Dale Hill, is a greater than 10% shareholder of the Company and is also a less then 2% shareholder of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". HCX, the parent franchisor, has currently sold 31 territories in 24 states representing 2,738 franchises committed to open over the next 7 to 10 years. The assets being negotiated by us include the exclusive rights to develop the franchise chain of "HCX Tri-State Metro Territories LLC" in the District of Columbia and Maryland area as well as the interest in the prototype HCX Salon located in Columbia Maryland. We believe that through the acquisition of the development rights from Tri-State, we have an opportunity to sell between seventy-five and one hundred HCX units over an estimated seven to ten years. On March 18, 2004, the Company entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

Recent Events:

In the first quarter of 2004, the Company issued 355,000 shares and $52,500 in exchange for 575 Class "A" common shares of Tri-State, 1,500 common shares of Tri-State and notes receivable with principal balances of $95,000 plus accrued interest.

In the first quarter of 2004, the Company approved the offering of up to 50,000 units which consist of one share of the Company's common stock and three warrants to purchase shares of our common stock at $.10 per share. As of the date of this filing, we have sold 50,000 units. On February 16, 2004, the Company issued 30,000 shares of common stock Shares to one individual for legal fees at $0.80 per share.

On February 16, 2004, the Company issued 30,000 shares for deferred legal fees at $0.80 per share.

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

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003 FOR SYNDICATIONNET, INC.

For the three months ended March 31, 2004, SyndicationNet's revenue decreased by $1,750 dollars from $1,750 for the quarter ended March 31, 2003 to $0 for the quarter ended March 31, 2004. The decrease is primarily attributed to the inactivity of SyndicationNet's consulting services.

The General and Administrative Operating Expenses for the quarter ended March 31, 2004 decreased from 541,718 for the quarter ended March 31, 2003 to $120,048. The Company's total operating expenses decreases from $539,968 at March 31, 2003 to $120,048 for the quarter ended March 31, 2004.

The net (loss) for the quarter ended March 31, 2004 was ($125,671) compared to net loss of $529,750 for the year quarter ended March 31, 2003.

Total current assets at March 31, 2004 were $160,801 and total assets were $372,232. The Company's total loss per share was $(0.01).

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

On February 16, 2004, the Company issued 50,000 share of common stock for $50,000 cash. This stock issuance is part of the approved private placement to issue up to 50,000 units. Each unit consists of one share of common stock and three warrants to purchase three additional shares of common stock. Each warrant has an exercise price of $0.10 per share.

On February 16, 2004, the Company issued 30,000 shares to one individual for deferred legal fees at $0.80 per share.

During the quarter ended March 31, 2004, the Company issued 355,000 shares of common stock and paid out $52,500 in exchange for 575 class "A" common shares and 1,500 common shares in Tri-State Metro Territories, LLC, Inc. and notes receivable with principal balances of $95,000 plus accrued interest.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

            31.1 Section 302 Certification

            31.2 Section 302 Certification

            32.1 Section 906 Certification

(b) Reports on Form 8-K

Not Applicable

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SYNDICATIONNET.COM, INC.


                                By: /s/ Wayne Hartke
                                   -------------------------------------
                                President, (Principal Executive Officer)
                                Dated:  May 24, 2004


                                By: /s/Cynthia White
                                   -------------------------------------
                                Chief Financial Officer (Principal
                                Accounting Officer)
                                Dated: May 24, 2004