Form 10QSB
period 2004-06-30
SYNDICATION NET COM INC
filed 2004-08-23
CIK 1107604

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

                         For the quarterly period ended
                                  June 30, 2004

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

                              1250 24th Street, NW
                                    Suite 300
                             Washington, D.C. 20037
               (Address of principal executive offices (zip code))


                                 (202) 467-2788
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     Class                      Issued and Outstanding at June 30, 2004

Common Stock,  $0.0001          14,360,088  shares

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       JUNE 30, 2004 AND DECEMBER 31, 2003

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets


                                     ASSETS
                                     ------

                                           June 30,       December 31,
                                             2004             2003
                                      ---------------   ---------------
                                         (Unaudited)

CURRENT ASSETS

Cash                                  $         7,703   $            14
Notes receivable - related party              190,000                --
Interest receivable - related party             9,211                --
                                      ---------------   ---------------

Total Current Assets                          206,914                14
                                      ---------------   ---------------

OTHER ASSETS

Investment (Note 4)                           211,431                --
                                      ---------------   ---------------

Total Other Assets                            211,431                --
                                      ---------------   ---------------

TOTAL ASSETS                          $       418,345   $            14
                                      ===============   ===============


The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------


CURRENT LIABILITIES

Accounts payable                                         $   317,187    $   306,008
Accounts payable-related party                                 1,500          1,000
Note payable - related party                                 109,000        113,100
Interest payable - related party                              28,117         32,965
Note payable                                                 200,500         30,000
Interest payable                                              12,504          5,295
Convertible debenture                                         50,000             --
Interest payable - convertible debenture                       1,250             --
Accrued directors fees                                        29,000         12,000
                                                         -----------    -----------

Total Current Liabilities                                    749,058        500,368
                                                         -----------    -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock: 20,000,000 shares authorized of
$0.0001 par value, no shares issued and outstanding               --             --
Common stock: 100,000,000 shares authorized of $0.0001
par value, 14,360,088 and 12,075,088 shares issued and
outstanding, respectively                                      1,436          1,207
Additional paid-in capital                                 3,033,980      2,021,958
Deferred fees                                               (403,000)      (292,000)
Deficit accumulated prior to the development stage        (2,231,519)    (2,231,519)
Deficit accumulated during the development stage            (731,610)            --
                                                         -----------    -----------

Total Stockholders' Equity (Deficit)                        (330,713)      (500,354)
                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
(DEFICIT)                                                $   418,345    $        14
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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                    From inception
                                                                                                                       of the
                                                                                                                     Development
                                      For the Three Months Ended               For the Six Months Ended                stage on
                                               June 30,                                June 30,                    January 1, 2004
                                 -----------------------------------   --------------------------------------          through
                                        2004               2003               2004                 2003             June 30, 2004
                                -----------------   ----------------   ------------------   ------------------   -----------------

CONSULTING REVENUE              $              --   $             70   $               --   $            1,820   $              --
                                -----------------   ----------------   ------------------   ------------------   -----------------

OPERATING EXPENSES

General and administrative                 43,006             10,745              163,054               12,675             163,054
Consulting                                540,500                 --              540,500              539,788             540,500
                                -----------------   ----------------   ------------------   ------------------   -----------------

Total Operating Expenses                  583,506             10,745              703,554              552,463             703,554
                                -----------------   ----------------   ------------------   ------------------   -----------------

OPERATING LOSS                           (583,506)           (10,675)            (703,554)            (550,643)           (703,554)
                                -----------------   ----------------   ------------------   ------------------   -----------------

OTHER (EXPENSES)

Interest income                             4,287                 --                4,425                   --               4,425
Interest expense                          (26,720)            (3,270)             (32,481)              (6,540)            (32,481)
                                -----------------   ----------------   ------------------   ------------------   -----------------

Total Other (Expenses)                    (22,433)            (3,270)             (28,056)              (6,540)            (28,056)
                                -----------------   ----------------   ------------------   ------------------   -----------------

LOSS BEFORE INCOME TAXES
AND DISCONTINUED
OPERATIONS                               (605,939)           (13,945)            (731,610)            (557,183)           (731,610)
                                -----------------   ----------------   ------------------   ------------------   -----------------

INCOME TAX EXPENSE                             --                 --                   --                   --                  --
                                -----------------   ----------------   ------------------   ------------------   -----------------

LOSS BEFORE DISCONTINUED
OPERATIONS                               (605,939)           (13,945)            (731,610)            (557,183)           (731,610)
                                -----------------   ----------------   ------------------   ------------------   -----------------

Income from discontinued
operations                                     --             14,482                   --               27,970                  --
                                -----------------   ----------------   ------------------   ------------------   -----------------

Total income from
discontinued operations                        --             14,482                   --               27,970                  --
                                -----------------   ----------------   ------------------   ------------------   -----------------

NET INCOME (LOSS)               $        (605,939)  $            537   $         (731,610)  $         (529,213)  $        (731,610)
                                =================   ================   ------------------   ==================   =================

BASIC AND LOSS PER SHARE

Loss before discontinued
operations                      $           (0.05)  $          (0.00)  $            (0.06)  $            (0.05)
Income from discontinued
operations                                   0.00               0.00                 0.00                 0.00
                                -----------------   ----------------   ------------------   ------------------

Total Income (Loss) Per Share   $           (0.05)  $           0.00   $            (0.06)  $            (0.05)
                                =================   ================   ==================   ==================

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                            13,184,264         10,781,750           12,688,192           10,781,750
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

                   SYNDICATION NET. COM, INC. AND SUBSIDIARY
                         (A Development Stage Company)
                     Consolidated Statements of Operations
                                  (Unaudited)


                                                                  Common Stock           Additional
                                                          ----------------------------     Paid-In       Deferred      Accumulated
                                                             Shares          Amount        Capital         Fees          Deficit
                                                          -------------  -------------  ------------   -------------  -------------
Balance, December 31, 2002                                   10,795,750  $       1,079  $    805,748   $          --  $  (1,143,099)

Common stock issued for services at $1.00 per share              50,000              5        49,995         (50,000)            --

Common stock issued for services at $1.00 per share             250,000             25       249,975              --             --

Common stock issued for cash at $0.10 per share to
  related parties                                                70,000              7         6,993              --             --

Common stock issued for debt and services at $1.00
  per share to a related party                                  571,338             57       571,281              --             --

Common stock issued for services at $1.00 per share
  to related parties                                            108,000             11       107,989              --             --

Common stock issued for services at $1.00 per share
  to related parties                                             70,000              7        69,993              --             --

Common stock issued for services at $1.00 per share             410,000             41       409,959        (242,000)            --

Common stock canceled for services  at $1.00 per share         (250,000)           (25)     (249,975)             --             --

Net loss for the year ended December 31, 2003                        --             --            --              --     (1,088,420)
                                                          -------------  -------------  ------------   -------------  -------------

Balance, December 31, 2003                                   12,075,088          1,207     2,021,958        (292,000)    (2,231,519)

Common stock issued for cash at $1.00 per share on
  February 16,  2004 (unaudited)                                 50,000              5        49,995              --             --

Common stock issued for deferred fees at $0.80 per share
  on February 16, 2004 (unaudited)                               30,000              3        23,997         (24,000)            --

Common stock issued for assets at $0.90 per share on
  February 28, 2004 (unaudited)                                 120,000             12       107,988              --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004 (unaudited)                                    160,000             16       103,984              --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004 (unaudited)                                     15,000              2         9,749              --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004 (unaudited)                                     60,000              6        38,994              --             --

Common stock issued for deferred fees at $0.40 per share
   on May 18, 2004 (unaudited)                                  600,000             60       239,940        (240,000)            --

Common stock issued for services at $0.35 per share
   on June 1, 2004 (unaudited)                                1,200,000            120       419,880              --             --

Common stock issued for additional interest on default on
   note payable at $0.35 per share (unaudited)                   50,000              5        17,495              --             --

Amortization of deferred fees (unaudited)                            --             --            --         153,000             --
                                                          -------------  -------------  ------------   -------------  -------------

Balance forward                                              14,360,088  $       1,436  $  3,033,980   $    (403,000) $  (2,231,519)
                                                          -------------  -------------  ------------   -------------  -------------


                                        5
The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                           Common Stock           Additional
                                                   ---------------------------     Paid-In        Deferred     Accumulated
                                                      Shares         Amount        Capital          Fees           Deficit
                                                   ------------   ------------   ------------   ------------   ------------

Balance forward                                      14,360,088   $      1,436   $  3,033,980      $(403,00)   $ (2,231,519)

Net loss for the six months ended June 30, 2004
(unaudited)                                                  --             --             --             --       (731,610)
                                                   ------------   ------------   ------------   ------------   ------------
Balance, June 30, 2004 (unaudited)                   14,360,088   $      1,436   $  3,033,980   $   (403,000)  $ (2,963,129)
                                                   ============   ============   ============   ============   ============

Deficit accumulated prior to development stage                                                                 $ (2,231,519)
Deficit accumulated during the development stage                                                                   (731,610)
                                                                                                               ------------

Accumulated deficit                                                                                            $ (2,963,129)
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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                            From Inception
                                                                                                                of the
                                                                                                             Development
                                                                         For the Six Months Ended             Stage on
                                                                                  June 30,                 January 1, 2004
                                                                     ----------------------------------        Through
                                                                           2004               2003           June 30, 2004
                                                                     ---------------    ---------------    ---------------


CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss                                                          $      (731,610)   $      (529,213)   $      (731,610)
   Adjustments to reconcile net loss to net cash
    provided (used) in operating activities:
     Common stock issued for service                                         437,500                 --            437,500
     Amortization of deferred fees                                           153,000                 --            153,000
   Changes in operating assets and liabilities:
     (Increase) in interest receivable - related party                        (2,391)                --             (2,391)
     (Increase) in accounts receivable                                            --           (577,773)                --
     Increase in accounts payable - related party                                500                 --                500
     Increase (decrease) in accounts payable                                  11,179          1,094,524             11,179
     Increase in accrued expenses                                             25,459             12,540             25,459
     Increase in accrued expenses - related party                             (4,848)                --             (4,848)
                                                                     ---------------    ---------------    ---------------

       Net Cash Provided (Used) in Operating
         Activities                                                         (111,211)                78           (111,211)
                                                                     ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Increase in investments                                                 (52,500)                --            (52,500)
                                                                     ---------------    ---------------    ---------------

       Net Cash Used in Investing Activities                                 (52,500)                --            (52,500)
                                                                     ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Stock issued for cash                                                    50,000                 --             50,000
     Increase in notes payable                                               190,500                 --            190,500
     Payments on notes payable                                               (20,000)                --            (20,000)
     Increase in notes payable - related party                                 9,500                 --              9,500
     Payments on notes payable - related party                               (13,600)                --            (13,600)
     Increase in convertible debenture                                        50,000                 --             50,000
     Increase in notes receivable - related party                            (95,000)                --            (95,000)
                                                                     ---------------    ---------------    ---------------

       Net Cash Provided by Financing Activities                             171,400                 --            171,400
                                                                     ---------------    ---------------    ---------------

NET INCREASE IN CASH                                                           7,689                 78              7,689

CASH, BEGINNING OF PERIOD                                                         14                 31                 14
                                                                     ---------------    ---------------    ---------------

CASH, END OF PERIOD                                                  $         7,703    $           109    $         7,703
                                                                     ===============    ===============    ===============

The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                        From Inception
                                                                                            of the
                                                                                          Development
                                                      For the Six Months Ended             Stage on
                                                               June 30,                January 1, 2004
                                                  --------------------------------         Through
                                                        2004              2003         June 30, 2004
                                                  ---------------   ---------------   ---------------


SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                                   $            --   $            --   $            --
   Interest                                       $        11,370         $-          $        11,370

Non-Cash Financing Activities

   Common stock issued for deferred fees          $       264,000   $        50,000   $       264,000
   Common stock issued for services               $       437,500   $            --   $       437,500

The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 -      RECLASSIFICATIONS

              Certain reclassifications have been made to the June 30, 2004 financial statements to conform to the current quarter's presentation.

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

NOTE 4 -      MATERIAL EVENTS

              Stock Issuances

              On February 16, 2004, the Company issued 50,000 share of common stock for $50,000 cash. This stock issuance is part of the private placement to issue up to 50,000 units. Each unit consists of one share of common stock and three warrants to purchase three additional shares of common stock. Each warrant has an exercise price of $0.10 per share.

              On February 16, 2004, the Company issued 30,000 shares for deferred legal fees at $0.80 per share.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 4 -      MATERIAL EVENTS (Continued)

              Stock Issuances (Continued)

              During the six months ended June 30, 2004, the Company issued 355,000 shares of common stock and paid out $52,500 in exchange for 575 class "A" common shares and 1,500 common shares in Tri-State Metro Territories, LLC, Inc. (TSMT) and notes receivable with principal balances of $95,000 plus accrued interest.

              On May 18, 2004, the Company issued 600,000 shares of common stock for deferred legal fees at $0.40 per share.

              On June 1, 2004, the Company issued 1,200,000 shares of common stock for consulting services at $0.35 per share.

              On June 15, 2004, the Company issued 50,000 shares of common stock for defaulting on a note payable at $0.35 per share.

              Notes Receivables

              During the six months ended June 30, 2004, the Company lent $95,000 to (TSMT) and purchase three notes receivables from TSMT by the issuance of common stock to three unrelated parties for notes receivables of $95,000. All notes are unsecured and due on demand. Interest rates range from prime + 1% to 10% per annum.

              Investment

              During the six months ended June 30, 2004, the Company purchased 575 Class "A" common stock and 1,500 common shares in Tristate Metro Territories, LLC (TSMT). The valuation of this investment was $211,431. This investment is valued at the lower of cost or market and represents 8% of TSMT. A major shareholder of the Company is also the managing member of TSMT.

              Note payable - Related Party

              During the six months ended June 30, 2004, the Company borrowed an additional $9,500 from a related party and repaid $13,600. The balance at June 30, 2004 was $109,000. This note is due on demand and unsecured.

              Note Payable

              During the six months ended June 30, 2004, the Company borrowed $190,000 from seven individuals and repaid $20,000. The balance at June 30, 2004 was $200,500. The notes are due on demand and unsecured.

              Agreements

              As of June 1, 2004, the Company issued a Secured Convertible Debenture to an unrelated party in the principal amount of $200,000, of which $50,000 has been paid to the Company. Another $150,000 was issued during July, after the registration statement associated with the debenture was filed with the SEC. The convertible debenture

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2004 and December 31, 2003


NOTE 4 -      MATERIAL EVENTS (Continued)

              Agreements (Continued)

              accrues interest at the rate of 5% per year and is convertible at the holder's option. At the option of the Company, the entire principal amount and all accrued interest can be either: (i) paid three years after the convertible debenture was issued, or (ii) converted into shares of the Company's common stock at a price per share that is equal to the lesser of: (i) $0.42 or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. The debenture has a term of three years and is secured by all of the company's assets. As of June 30, 2004, the debenture had not been converted. There was not a beneficial conversion expense associated with this bond.

              On June 15, 2004, the Company entered into standby equity distribution agreement with an unrelated party. Whereby the Company may sell common stock for up to $10,000,000. Each share of common stock sold will be sold at 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

      The information in this registration statement contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

      The following discussion and analysis should be read in conjunction with our financial statements and summary of selected financial data, included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

GENERAL

      We are a consulting firm formed to consult with and/or to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage businesses. Our strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities.

      It is the intent of our board of directors to develop and exploit all business opportunities to increase efficiencies between companies with which we may invest in or consult. In addition, we may acquire companies to be held as wholly owned subsidiaries.

      We had one wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc. Kemper was engaged in the retail brokerage business of preservative treated lumber such as utility poles, bridge pilings, timber and guardrail posts. Kemper had one customer and as a result of limited revenue we elected to wind down Kemper's operations during the fourth quarter of 2003. We have changed our focus and growth efforts towards our consulting business and/or the acquisition of an operating development company.

      On November 10, 2003, we entered into a Letter of Intent with Tri State Metro- Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder of our company as well as an executive officer and director, is also the managing member in Tri State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". The assets being acquired by us include the exclusive rights to develop the franchise chain of "HCX Tri-State Metro Territories LLC" in the District of Columbia and Maryland area as well as the interest in the prototype HCX Salon located in Columbia, Maryland. On March 18, 2004, the Company entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of our common stock for 8% of membership interests of Tri-State. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

THREE  MONTHS  ENDED JUNE 30, 2004  COMPARED TO THREE  MONTHS ENDED JUNE 30,
2003

      For the three months ended June 30, 2004, our revenue decreased by $70 dollars to $0 for the quarter ended June 30, 2004. The decrease is primarily attributed to the fact that our consulting arrangement with HCX has changed because we intend to now acquire HCX.

      The General and Administrative Operating Expenses for the quarter ended June 30, 2004 increased from $10,745 for the quarter ended June 30, 2003 to $43,006 for the quarter ended June 30, 2004. Our total operating expenses increased from $10,745 at June 30, 2003 to $583,506 for the quarter ended June 30, 2004.

      The net loss for the quarter ended June 30, 2004 was $605,939 compared to net loss of $537 for the quarter ended June 30, 2003.

      Total current assets were $206,914 and total assets were $418,345 at June 30, 2004. Our total current Liabilities were $749,058. Our total loss per share was $(0.05).

LIQUIDITY AND CAPITAL RESOURCES


      We have historically incurred losses. On June 15, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, Newbridge Securities Corporation received 40,000 shares of our common stock.

      On June 15, 2004, we entered into a Securities Purchase Agreement whereby we issued $200,000 in convertible debentures to Cornell Capital Partners, L.P. The debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the holder's option, at the lower of: (i) $.42; or (ii) eighty percent (80%) of the lowest volume weighted average price of the common stock for the five (5) trading days immediately preceding the conversion date.

      Our future revenues and profits, if any, will depend upon various factors, including the following:

      o whether we will be able to effectively evaluate the overall quality and industry expertise of potential acquisition candidates;

      o     whether we will have the funds to provide seed capital and mezzanine
            financing  to  brick-and-mortar,   e-commerce  and  Internet-related
            companies; and

      o whether we can develop and implement business models that will enable growth companies to develop.

We may not be able to effect any acquisitions of or investments in development stage companies if we are unable to secure sufficient funds to finance our proposed acquisitions costs.

      We intend for our management team to identify companies that are positioned to succeed and to assist those companies with financial, managerial and technical support. Over the next 12 months, we intend to increase revenue and gross profit margin by focusing and expanding its consulting services and seeking acquisition candidates. It is management's belief that potential acquisition targets can be better identified and assessed for risk if we first become involved with these candidates on a consulting capacity. Our strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities. We have recently decided to engage in the acquisition phase of our business plan. To that end, we expanded our relationship with HCX Tri-State Metro Territories and on November 7, 2003 executed a Letter of Intent pursuant to which we will acquire substantially all of the assets of Tri State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts".

      We do not foresee any significant changes in the number of our employees over the next twelve months except in the event we finalize our acquisition of the assets of Tri-State or complete any other acquisitions which would require us to hire additional employees related to that business.

      We have not paid dividends on our common stock, and intend to reinvest our earnings to support our working capital and expansion requirements. We intend to continue to utilize our earnings in the development and expansion of the business and do not expect to pay cash dividends in the foreseeable future. It is the belief of management that as we move toward an active trading status the ability to raise capital by stock issuance to effect our business plan is enhanced.

      We do not expect to sell any manufacturing facilities or significant equipment over the next twelve months except within the demands of potential acquisitions that we may pursue.


Item 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of June 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company`s President and Principal Financial Officer. Based upon that evaluation, he concluded that the Company`s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company`s disclosure obligations under the Exchange Act.

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

On May 2, 2002, the Circuit Court of Madison County, Mississippi, granted the plaintiff's counsel motion to withdraw as counsel for the plaintiff. As of June 30, 2004, we continue to pursue discovery proceedings with plaintiff's newly engaged counsel. SyndicationNet believes that Pope's claim is without merit and SyndicationNet has engaged counsel to vigorously defend against the action.


ITEM 2. CHANGES IN SECURITIES

We believe that each transactions listed below were exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, Regulation D promulgated thereunder. No advertising or general solicitation was employed in offering the securities. All recipients had adequate access, through their relationships with us, to information about us. All of such shares bear a restrictive legend.

On May 18, 2004, we issued an aggregate of 600,000 of our restricted common shares to one individual for services rendered to the Company and 50,000 restricted common shares to Seth Farbman, a note holder, in consideration for the extension of the due date of such note. On June 15, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. We are registering in this offering 45,000,000 shares of common stock to be issued under the Standby Equity Distribution Agreement. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, Newbridge Securities Corporation received 40,000 shares of our common stock and Cornell Capital received 1,160,000 shares.

On June 15, 2004, we entered into a Securities Purchase Agreement whereby we issued $200,000 in convertible debentures to Cornell Capital Partners, L.P. As of June 30, 2004 the Company had only received $50,000 and subsequent to June 30, 2004 the Company received an additional 150,000. The debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the holder's option, at the lower of: (i) $.42; or (ii) eighty percent (80%) of the lowest volume weighted average price of the common stock for the five (5) trading days immediately preceding the conversion date. We are registering in this offering 3,750,000 shares of common stock underlying the debentures.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a) Exhibits

            31.1 Section 302 Certification

            31.2 Section 302 Certification

            32.1 Section 906 Certification

(b) Reports on Form 8-K

Not Applicable for the second quarter.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          SYNDICATIONNET.COM, INC.


                          By: /s/ Brian Sorrentino
                             ---------------------------------------------------
                          Chief Executive Officer, (Principal Executive Officer)
                          Dated:  August 22, 2004


                          By: /s/Cynthia White
                             ---------------------------------------------------
                          Chief Financial Officer (Principal
                          Accounting Officer)
                          Dated: August 22, 2004