Form 10QSB
period 2004-09-30
SYNDICATION NET COM INC
filed 2004-11-15
CIK 1107604

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

                         For the quarterly period ended
                               September 30, 2004

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

     Class                      Issued and Outstanding at September 30, 004

Common Stock,  $0.0001          14,360,088  shares

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)


                        CONSOLIDATED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                     SEPTEMBER 30,   DECEMBER 31,
                                                         2004           2003
                                                       --------       --------
                                                      (Unaudited)
CURRENT ASSETS
   Cash                                                $     --       $     14
   Notes receivable - related party                     221,526             --
   Interest receivable - related party                   13,157             --
                                                       --------       --------

     Total Current Assets                               234,683             14
                                                       --------       --------

OTHER ASSETS

   Investment (Note 4)                                  276,431             --
                                                       --------       --------

     Total Other Assets                                 276,431             --
                                                       --------       --------

     TOTAL ASSETS                                      $511,114       $     14
                                                       ========       ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                    2004               2003
                                                                 -----------        -----------
                                                                 (Unaudited)
CURRENT LIABILITIES
   Cash overdraft                                                $       152        $        --
   Accounts payable                                                  323,524            306,008
   Accounts payable-related party                                      1,750              1,000
   Note payable - related party                                      206,000            113,100
   Interest payable - related party                                   31,887             32,965
   Note payable                                                      150,500             30,000
   Interest payable                                                   18,230              5,295
   Convertible debenture                                             200,000                 --
   Interest payable - convertible debenture                            4,750                 --
   Accrued directors fees                                             34,000             12,000
                                                                 -----------        -----------

     Total Current Liabilities                                       970,793            500,368
                                                                 -----------        -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued and outstanding                   --                 --
   Common stock: 100,000,000 shares authorized of $0.0001
    par value, 14,360,088 and 12,075,088 shares issued and
    outstanding, respectively                                          1,436              1,207
   Additional paid-in capital                                      3,033,980          2,021,958
   Deferred fees                                                    (276,500)          (292,000)
   Deficit accumulated prior to the development stage             (2,231,519)        (2,231,519)
   Deficit accumulated during the development stage                 (987,076)                --
                                                                 -----------        -----------

     Total Stockholders' Equity (Deficit)                           (459,679)          (500,354)
                                                                 -----------        -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                 $   511,114        $        14
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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                              FROM INCEPTION
                                                                                                                  OF THE
                                                                                                               DEVELOPMENT
                                          FOR THE THREE MONTHS ENDED           FOR THE NINE MONTHS ENDED         STAGE ON
                                                 SEPTEMBER 30,                       SEPTEMBER 30,           JANUARY 1, 2004
                                       ------------      ------------      ------------      ------------         THROUGH
                                           2004              2003              2004              2003       SEPTEMBER 30, 2004
                                       ------------      ------------      ------------      ------------      ------------
CONSULTING REVENUE                     $         --      $      1,600      $         --      $      3,420      $         --
                                       ------------      ------------      ------------      ------------      ------------

OPERATING EXPENSES
   General and administrative                94,015           172,170           257,069           184,845           257,069
   Consulting                               152,400            31,500           692,900           571,338           692,900
                                       ------------      ------------      ------------      ------------      ------------

     Total Operating Expenses               246,415           203,720           949,969           756,183           949,969
                                       ------------      ------------      ------------      ------------      ------------

OPERATING LOSS                             (246,415)         (202,120)         (949,969)         (752,763)         (949,969)
                                       ------------      ------------      ------------      ------------      ------------

OTHER (EXPENSES)
   Interest income                            3,945             4,000             8,370             4,000             8,370
   Interest expense                         (12,996)           (3,590)          (45,477)          (10,130)          (45,477)
                                       ------------      ------------      ------------      ------------      ------------

     Total Other (Expenses)                  (9,051)              410           (37,107)           (6,130)          (37,107)
                                       ------------      ------------      ------------      ------------      ------------

LOSS BEFORE INCOME TAXES
   AND DISCONTINUED
   OPERATIONS                              (255,466)         (201,710)         (987,076)         (758,893)         (987,076)
                                       ------------      ------------      ------------      ------------      ------------

INCOME TAX EXPENSE                               --                --                --                --                --
                                       ------------      ------------      ------------      ------------      ------------

LOSS  BEFORE DISCONTINUED
 OPERATIONS                                (255,466)         (201,710)         (987,076)         (758,893)         (987,076)
                                       ------------      ------------      ------------      ------------      ------------

   Income from discontinued
     operations                                  --            12,861                --            40,831                --
                                       ------------      ------------      ------------      ------------      ------------

     Total income from
       discontinued operations                   --            12,861                --            40,831                --
                                       ------------      ------------      ------------      ------------      ------------

NET INCOME (LOSS)                      $   (255,466)     $   (188,849)     $   (987,076)     $   (718,062)     $   (987,076)
                                       ============      ============      ------------      ============      ============

BASIC AND LOSS PER SHARE
   Loss before discontinued
     operations                        $      (0.02)     $      (0.02)     $      (0.07)     $      (0.07)
   Income from discontinued
     operations                                0.00              0.00              0.00              0.00
                                       ------------      ------------      ------------      ------------

     Total Income (Loss) Per Share     $      (0.02)     $      (0.02)     $      (0.07)     $      (0.07)
                                       ============      ============      ============      ============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                             15,022,208        11,512,815        13,843,247        11,053,636
                                       ============      ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
            Consolidated Statement of Stockholders' Equity (Deficit)


                                                                  COMMON STOCK           ADDITIONAL
                                                            --------------------------     PAID-IN       DEFERRED     ACCUMULATED
                                                               SHARES        AMOUNT        CAPITAL         FEES         DEFICIT
                                                           ------------   ------------  ------------  ------------   ------------
Balance, December 31, 2003                                   12,075,088   $      1,207  $  2,021,958  $   (292,000)  $ (2,231,519)

Common stock issued for cash at $1.00 per share on
  February 16,  2004 (unaudited)                                 50,000              5        49,995            --             --

Common stock issued for deferred fees at $0.80 per share
  on February 16, 2004 (unaudited)                               30,000              3        23,997       (24,000)            --

Common stock issued for assets at $0.90 per share on
  February 28, 2004 (unaudited)                                 120,000             12       107,988            --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004 (unaudited)                                    160,000             16       103,984            --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004 (unaudited)                                     15,000              2         9,749            --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004 (unaudited)                                     60,000              6        38,994            --             --

Common stock issued for deferred fees at $0.40 per share
   on May 18, 2004 (unaudited)                                  600,000             60       239,940      (240,000)            --

Common stock issued for services at $0.35 per share
   on June 1, 2004 (unaudited)                                1,200,000            120       419,880            --             --

Common stock issued for additional interest on default on
   note payable at $0.35 per share (unaudited)                   50,000              5        17,495            --             --

Amortization of deferred fees (unaudited)                            --             --            --       279,500             --

Net loss for the nine months ended September 30, 2004
  (unaudited)                                                        --             --            --            --       (987,076)
                                                           ------------   ------------  ------------  ------------   ------------

Balance, September 30, 2004 (unaudited)                      14,360,088   $      1,436  $  3,033,980  $   (276,500)  $ (3,218,595)
                                                           ============   ============  ============  ============   ============

Deficit accumulated prior to development stage                                                                       $ (2,231,519)
Deficit accumulated during the development stage                                                                         (987,076)
                                                                                                                     ------------

Accumulated deficit                                                                                                  $ (3,218,595)
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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                               FROM INCEPTION
                                                                                                   OF THE
                                                                                                 DEVELOPMENT
                                                              FOR THE NINE MONTHS ENDED            STAGE ON
                                                                     SEPTEMBER 30,             JANUARY 1, 2004
                                                             --------------------------            THROUGH
                                                                2004            2003          SEPTEMBER 30, 2004
                                                             ---------        ---------       -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                                  $(987,076)       $(718,062)           $(987,076)
   Adjustments to reconcile net loss to net cash
    provided (used) in operating activities:
     Common stock issued for services                          437,500          185,550              437,500
     Amortization of deferred fees                             279,500               --              279,500
   Changes in operating assets and liabilities:
     (Increase) in interest receivable - related party          (6,337)              --               (6,337)
     (Increase) in accounts receivable                              --         (595,742)                  --
     Increase in accounts payable - related party                  750               --                  750
     Increase (decrease) in accounts payable                    17,516          564,946               17,516
     Increase in accrued expenses                               17,685            6,258               17,685
     Increase in accrued expenses - related party               20,922          551,160               20,922
                                                             ---------        ---------            ---------

       Net Cash Provided (Used) in Operating

         Activities                                           (219,540)          (5,890)            (219,540)
                                                             ---------        ---------            ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in investments                                  (117,500)              --             (117,500)
                                                             ---------        ---------            ---------

       Net Cash Used in Investing Activities                  (117,500)              --             (117,500)
                                                             ---------        ---------            ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Cash overdraft                                                152               --                  152
     Stock issued for cash                                      50,000            7,000               50,000
     Increase in notes payable                                 190,500           40,000              190,500
     Payments on notes payable                                 (20,000)              --              (20,000)
     Increase in notes payable - related party                  56,500            1,000               56,500
     Payments on notes payable - related party                 (13,600)              --              (13,600)
     Increase in convertible debenture                         200,000               --              200,000
     Increase in notes receivable - related party             (126,526)              --             (126,526)
                                                             ---------        ---------            ---------

       Net Cash Provided by Financing Activities               337,026           48,000              337,026
                                                             ---------        ---------            ---------

NET INCREASE (DECREASE) IN CASH                                    (14)          42,110                  (14)

CASH, BEGINNING OF PERIOD                                           14               31                   14
                                                             ---------        ---------            ---------

CASH, END OF PERIOD                                          $      --        $  42,141            $      --
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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)


                                                                                               FROM INCEPTION
                                                                                                   OF THE
                                                                                                 DEVELOPMENT
                                                              FOR THE NINE MONTHS ENDED            STAGE ON
                                                                     SEPTEMBER 30,             JANUARY 1, 2004
                                                             --------------------------            THROUGH
                                                                2004            2003          SEPTEMBER 30, 2004
                                                             ---------        ---------       -----------------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
   Income taxes                                               $     --         $     --           $     --
   Interest                                                   $ 11,370         $     --           $ 11,370

Non-Cash Financing Activities
   Common stock issued for deferred fees                      $264,000         $728,000           $264,000
   Common stock issued for services                           $437,500         $185,550           $437,500
   Common stock issued to convert debt to
     related parties                                          $     --         $545,788           $     --


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2003 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

NOTE 2 - RECLASSIFICATIONS

      Certain reclassifications have been made to the September 30, 2004 financial statements to conform to the current quarter's presentation.

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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003


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

      NOTES RECEIVABLES

      During the nine months ended September 30, 2004, the Company lent $125,526 to (TSMT) and purchased four notes receivables from TSMT by the issuance of common stock to three unrelated parties for notes receivables of $125,526. All notes are unsecured and due on demand. Interest rates range from prime + 1% to 10% per annum.

      INVESTMENT

      During the nine months ended September 30, 2004, the Company purchased 575 Class "A" common stock and 1,500 common shares in Tristate Metro Territories, LLC (TSMT). The valuation of this investment was $276,431. This investment is valued at the lower of cost or market and represents 8% of TSMT. A major shareholder of the Company is also the managing member of TSMT.

      NOTE PAYABLE - RELATED PARTY

      During the nine months ended September 30, 2004, the Company borrowed an additional $56,500 from a related party and repaid $13,600. The balance at September 30, 2004 was $206,000. This note is due on demand and unsecured.

      AGREEMENTS

      As of June 1, 2004, the Company issued a Secured Convertible Debenture to an unrelated party in the principal amount of $200,000, of which $50,000 has been paid to the Company. Another $150,000 was issued during July, after the registration statement associated with the debenture was filed with the SEC. The convertible debenture

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2004 and December 31, 2003


NOTE 4 - MATERIAL EVENTS (Continued)

      AGREEMENTS (CONTINUED)

      accrues interest at the rate of 5% per year and is convertible at the holder's option. At the option of the Company, the entire principal amount and all accrued interest can be either: (i) paid three years after the convertible debenture was issued, or (ii) converted into shares of the Company's common stock at a price per share that is equal to the lesser of: (i) $0.42 or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. The debenture has a term of three years and is secured by all of the company's assets. As of September 30, 2004, the debenture had not been converted. There was not a beneficial conversion expense associated with this debenture.

      On June 15, 2004, the Company entered into standby equity distribution agreement with an unrelated party. Whereby the Company may sell common stock for up to $10,000,000. Each share of common stock sold will be sold at 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

GENERAL

      We are a consulting company formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage businesses. Our strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities.

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

      On November 10, 2003, we entered into a Letter of Intent with Tri State Metro- Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder of our company as well as an executive officer and director, is also the managing member in Tri State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". The assets being acquired by us include the exclusive rights to develop the franchise chain of "HCX Tri-State Metro Territories LLC" in the District of Columbia and Maryland area as well as the interest in the prototype HCX Salon located in Columbia, Maryland. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of our common stock for 8% of membership interests of Tri-State. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      For the three months ended September 30, 2004, we did not produce any revenue.

      The General and Administrative Operating Expenses for the quarter ended September 30, 2004 decreased from $172,170 for the quarter ended September 30, 2003 to $94,015 for the quarter ended September 30, 2004. Our total operating expenses increased from $203,720 at September 30, 2003 to $246,415 for the quarter ended September 30, 2004.

      The net loss for the quarter ended September 30, 2004 was $255,466 compared to net loss of $188,849 for the quarter ended September 30, 2003.

      Total current assets were $234,683 and total assets were $511,114 at September 30, 2004. Our total current liabilities were $970,793.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically incurred losses. For the three months ended September 30, 2004, we had a net loss of $255,466. For the fiscal year ended December 31, 2003, we had a net loss of $1,088,420.

      On June 15, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. For example, assuming that the 98% of lowest volume weighted average price of our common stock during the five consecutive trading days immediately following a notice date is $.245, if we request an advance in the amount of $200,000, Cornell Capital will be entitled to the following:

      o     $10,000, which represents the 5% commitment fee; and

      o 816,327 shares of our common stock, which is calculated by dividing $200,000 by $.245.

      Cornell Capital Partners is restricted from owing in excess of 9.9% of our outstanding common stock. In the event that Cornell Capital Partners is unable to sell shares of common stock that it acquires under the Standby Equity Distribution Agreement and its ownership equals 9.9% of the our outstanding, then we will not be able to draw down money under the Standby Distribution Agreement. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, Newbridge Securities Corporation received 40,000 shares of our common stock.

      On June 15, 2004, we entered into a Securities Purchase Agreement whereby we issued $200,000 in convertible debentures to Cornell Capital Partners, L.P. of which $50,000 was received by us on June 15, 2004 and $150,000 was received by us on July 9, 2004. The debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the holder's option, at the lower of: (i) $.42; or (ii) eighty percent (80%) of the lowest volume weighted average price of the common stock for the five (5) trading days immediately preceding the conversion date. The issuance of the convertible debenture has resulted in the creation of a liability. However, we believe, although we cannot provide guarantees, that the convertible debenture will be converted by Cornell Capital into shares of our common stock thereby not impacting our cash position. In the event that Cornell Capital does not convert the debenture to shares, then we will be required to repay the principal and interest on the debenture, which will have a negative impact on our liquidity.

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

We may not be able to effect any acquisitions of or investments in development stage companies if we are unable to secure sufficient funds to finance our proposed acquisitions costs. We expect that our current cash and cash equivalents will allow us to continue our current operation for six months. If we are unable to generate additional revenues or secure financings, we may be forced to cease or curtail operations.

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


NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004 COMPARED TO SEPTEMBER 30, 2003


      The Operating Expenses for the nine month period September 30, 2004 increased from $756,183 for the nine month period ended  September 30, 2003 to $949,969 for the nine month period ended September
30, 2004.   Our operating expenses increased from $184,845 for the nine month period ended September 30, 2003 to $257,069 for the nine month period ended September 30, 2004.

      Our total consulting revenue decreased by $3,420 from Septemeber 30, 2003 to 0 consulting revenue for the nine month period ended September 30, 2004.
Our operating loss increased from ($752,763) at September 30, 2003 to ($949,969) at September 30, 2004. Our Net Loss per share remain at $.07 per share for the nine month periods ended September 30, 2003 and September 30, 2004.

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

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company`s President and Principal Financial Officer. Based upon that evaluation, he concluded that the Company`s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company`s disclosure obligations under the Exchange Act.

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

On November 26, 2001, Barry Pope ("Pope"), individually and as a shareholder of Worldwide Forest Products, Inc. ("Worldwide") commenced an action against Brian Sorrentino, Dale Hill, Worldwide Forest Products, Inc., Kemper Pressure Treated Forest Products, Inc., Life2k.com, Inc., Algonquin Acquisition Corp., Generation Acquisition Corp., SyndicationNet.com, Inc., Castle Securities Corporation and John Does 1-5, in the Circuit Court of Madison County, Mississippi. In such action, Pope claims that stock he owned and commissions owed to him by Worldwide should have been converted into shares of the common stock of our company.

      Worldwide was a corporation organized under the laws of the State of Mississippi that operated as a wood treatment company that worked exclusively with creosite, a wood treatment chemical, for utility wood poles and products. In 1997 the corporate charter of Worldwide expired and Worldwide no longer conducts operations. Brian Sorrentino, an officer and director and a shareholder of our company, was the chairman of the board, chief financial officer and majority shareholder of Kemper and was also the chairman of the board, chief financial officer and beneficial majority shareholder of Worldwide Forest Products, Inc. In 1996, Pope entered into a consent order settlement with Worldwide arising from claims brought by Pope against the former President of Worldwide, David Wise, and Worldwide. Pursuant to such settlement, on November 8, 1996, Pope received 30,000 shares of Worldwide common stock and received warrants, exercisable at $1.00 per share, to purchase 200,000 shares of Worldwide common stock.

      Worldwide never completed an initial public offering and, as such, Pope alleges losses equal to the value of his Worldwide shares had Worldwide completed a public offering, had such shares traded at a minimum of $5.00 per share and had Pope been able to sell his securities equal to or in excess of $5.00. Pope further alleges that certain defendants guaranteed the obligations of Worldwide in the amount of $2,060,000 and alleges that all shareholders of Worldwide were provided an opportunity by Worldwide to convert shares of Worldwide common stock into shares of common stock of our company.

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

      On May 2, 2002, the Circuit Court of Madison County, Mississippi, granted the plaintiff's counsel motion to withdraw as counsel for the plaintiff. As of March 2004, we continue to pursue discovery proceedings with plaintiff's newly engaged counsel. We believe that Pope's claim is without merit and we have engaged counsel to vigorously defend against the action.

      In 2004, Cassidy and Associates, PA, our former counsel, filed a statement of claim against us with the American Arbitration Association. The claimant claims breach of contract and is seeking damages in the amount of $35,000.

ITEM 2. CHANGES IN SECURITIES

We have not issued securities for the period ended June 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5. OTHER INFORMATION

Subsequent Event:

In November 2004, we received confirmation from the SEC that our Registration Statement on Form SB-2, in connection with our financing from Cornell Capital, was declared effective.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)   Exhibits

            31.1  Section 302 Certification

            32.1  Section 906 Certification

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


                      SYNDICATIONNET.COM, INC.

                      By: /s/ Brian Sorrentino
                          ---------------------------------------------------
                          Chief Executive Officer, (Principal Executive Officer)

                          Dated: November 12, 2004


                      By: /s/ Mrutyunjaya Chittavajhula
                          ---------------------------------------------------
                          Chief Financial Officer (Principal Accounting Officer)

                          Dated: November 12, 2004