Form 10KSB
period 2004-12-31
SYNDICATION NET COM INC
filed 2005-04-15
CIK 1107604

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

                        Commission File Number 000-29701

                            SYNDICATION NET.COM, INC.
           (Name of small business issuer as specified in its charter)

              Delaware                           57-2218873
      (State or other jurisdiction of          (I.R.S.  Employer
       incorporation or organization)          Identification No.)

                         1250 24th Street, NW, Suite 300
                             Washington, D.C. 20037
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (202) 467-2788

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                    Common Stock, par value $.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes X No ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer had revenues of $-0- for the year ended December 31, 2004. As of April 13, 2005, 15,365,088 shares of Common Stock were outstanding of which 11,120,826 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of April 13, 2005 was $3,892,289 (based upon the closing bid price on such date on the OTCBB of $0.35).


Transitional Small Business Disclosure Format (check one):

Yes ___  No  X

                                TABLE OF CONTENTS

                                                                                                                Page

PART I  ..........................................................................................................3

   ITEM 1.        DESCRIPTION OF BUSINESS.........................................................................3

   ITEM 2.        DESCRIPTION OF PROPERTIES.......................................................................6

   ITEM 3.        LEGAL PROCEEDINGS...............................................................................6

   ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................6

PART II ..........................................................................................................7

   ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................7


   ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........8


   ITEM 7.        FINANCIAL STATEMENTS...........................................................................11

   ITEM 8.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........11

    ITEM 8A       CONTROLS AND PROCEDURES........................................................................11

    ITEM 8B       OTHER INFORMATION..............................................................................11

PART III ........................................................................................................12

   ITEM 9.        DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF
                  THE EXCHANGE ACT...............................................................................12

   ITEM 10.       EXECUTIVE COMPENSATION.........................................................................14

   ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT..........................................................................14

   ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................15

PART IV .........................................................................................................

   ITEM 13.       EXHIBITS.......................................................................................16

   ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................18


ITEM 1.  DESCRIPTION OF BUSINESS

  Background

         We are a Delaware corporation. Kemper Pressure Treated Forest Products, Inc. is Mississippi corporation formed in 1987. On August 16, 1999, the shareholders of Kemper Pressure Treated Forest Products exchanged all their outstanding stock, 16,200,000 shares, on a one-for-one basis for shares of stock of Life2K.com, Inc., a Delaware corporation, which had been incorporated in Delaware on March 24, 1999 as Algonquin Acquisition Corporation and which had no operations, no revenues and one shareholder, TPG Capital Corporation. On August 12, 1999, in anticipation of the share exchange with Kemper Pressure Treated Forest Products, Inc., Algonquin Acquisition Corporation changed its name to Life2K.com, Inc. As a result of the share exchange, Kemper Pressure Treated Forest Products, Inc. became a wholly-owned subsidiary of Life2K.com, Inc.

         On October 13, 2000, the shareholders of Life2K.com, Inc. exchanged all their outstanding stock for shares of our company which was named Generation Acquisition Corporation at such time. At the time of the exchange, the officers and directors of Life2K.com, Inc. became the officers and directors of Generation Acquisition Corporation. Simultaneously, Life2K.com, Inc. merged with and into Generation Acquisition Corporation and changed its name to SyndicationNet.com, Inc.

General

         We are a consulting company formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage business, e-commerce businesses and traditional brick-and-mortar businesses. We have no restrictions or limitations in terms of the type of industry that we intend to focus our activities on. We do not want to limit the scope of our potential target businesses. In evaluating whether to act as a consultant with a particular company and whether to invest in a specific company, our board of directors intends to apply a general analysis which would include, but be not limited to, the following

o an evaluation of industry of a target company to determine the competition that exists in that particular industry;

o an evaluation to determine if the target company has the products, services and skills to successfully compete in its industry;

o        an evaluation of the target company's management skills; and

o an evaluation of our equity position in a target company, if any, to review the extent, if any, that we will be able to exert influence over the direction and operations of the development stage company.

         As a condition to any acquisition or development agreement, we intend to require representation on the company's board of directors to ensure our ability to provide active guidance to the company. The board of directors has the ultimate authority for any decision with regard to selecting which companies to consult with and in which companies we might make an investment.

         Our strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities. It is the intent of our board of directors to develop and exploit all business opportunities to increase efficiencies between companies with which we may invest in or consult. For example, if we are consulting with a marketing company, we may utilize that marketing company to provide services for other companies with which we consult with or invest. We may acquire companies to be held as wholly owned subsidiaries of our company.

         Our board of directors believes that the financial evaluations of our company would be enhanced as a result of having diversified companies owned by our company. We anticipate that our role as a consultant to development stage companies may provide the opportunity for us to invest in such development stage companies, however, our services as a consultant will not be conditioned on us being allowed to invest in a company.

         We do not intend to identify potential acquisition, investment and consulting activities through the use of paid advertisements, phone solicitation or email solicitation, but intend to become aware of and identify potential acquisition, investment and consulting activities through the business contacts and networking of our officers and directors.

Letter Of Intent With Tri-State Metro Territories LLC

         On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder, director and an executive officer of our company, is also a 10% shareholder and managing member in Tri State. Additionally, Robert Green serves as a member of the Board of Director of Tri-State and is a member of Tri-State and a shareholder of our company. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". HCX, the parent franchisor, has currently sold 31 territories in 24 states representing 2,738 franchises committed to open over the next 7 to 10 years. The assets being negotiated by us include the exclusive rights to develop the franchise chain of "HCX Tri-State Metro Territories LLC" in the District of Columbia and Maryland area as well as the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. The Company has loaned Tri-State $178,000 in connection with Tri-State's opening of its prototype salon in Washington, DC. We believe that through the acquisition of the development rights from Tri-State, we have an opportunity to sell between seventy-five and one hundred HCX units over an estimated seven to ten years. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005 we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

Letter of Intent with New Age Systems, Inc.

         On September 14, 2004, the Company entered into a letter of intent with the shareholders of New Age Systems, Inc. ("New Age") in which the Company agreed to acquire 100% of New Age's outstanding securities from New Age's shareholders. The closing of this sale is subject to the entering of a final definitive agreement and the performance of customary due diligence. New Age is a full-service information technology provider to government and business, providing services and related products. New Age provides services in the following areas:

o        Software Engineering,
o        Records Management and Workflow,
o        Network Design and Support,
o        Program Management,
o        Geographic/Geospatial Information System solutions,
o        Integrated Association Management Systems.

The Market

         We believe that the effective achievement of the public status has provided access to the capital markets and the associated investment capital necessary to effect its declared intention to engage in the acquisition and merger elements of its business plan. As Internet-based network reliability, speed and security continue to improve, and as more businesses are connected to the Internet, traditional brick-and-mortar businesses are using the Internet to conduct e-commerce and to create new revenue opportunities by enhancing their interactions with new and existing customers. Businesses are also using the Internet to increase efficiency in their operations through improved communications, both internally and with suppliers and other business partners.

         Our management team believes that it can offer development stage companies strategic guidance regarding business model development, market positioning, management selection, day-to-day operational support and the introduction to investors that start-up companies often need to fulfill their business objectives by way of increased access to public equity markets.

Marketing

         Primarily through the marketing efforts of our executive officers, directors and consultants, we intend to locate B2B Internet-related companies and traditional brick-and-mortar businesses for which we will act as a general corporate consultant and we also intend to locate development stage companies as acquisition candidates. We do not intend to concentrate our efforts on any particular industry. Our management team hopes to take advantage of the resources of its directors, specifically in the areas of accounting, e-commerce, finance and politics, to enable us to consult with, acquire and integrate B2B e-commerce companies and traditional brick-and-mortar businesses. We intend to actively explore synergistic opportunities such as cross marketing efforts within the network of companies we will consult with or acquire.

Strategy and Objectives - Investment and development activities

         We believe that we can add value to development stage B2B e-commerce Internet-related companies and traditional brick and mortar businesses by providing seed-capital and we may take advantage of various potential business acquisition opportunities through the issuance of our securities. SyndicationNet believes we can further assist them in the following areas:

o to develop and implement business models that capitalize on the Internet's ability to provide solutions to traditional companies;

o to build a corporate infrastructure including a management team, a qualified sales and marketing department, information technology, finance and business development;

o to assist them in their ability to manage rapid growth and flexibility to adopt to the changing Internet marketplace and technology;

o to assist them in evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements and other corporate transactions; and

o to advise them in matters related to corporate finance, financial reporting and accounting operations.

         We believes that our management team is qualified to identify companies that are positioned to compete successfully in their respective industries. We intend to structure our acquisitions to permit the acquired company's management and key personnel to retain an equity stake in the company. We believe that we have the ability to complete acquisitions and investments quickly and efficiently. We intend that after acquiring an interest in a development company, it will participate in follow-on financing if needed. We have no proposed activities related to the offering of securities of any other company.

Management and consulting activities

         In evaluating whether to act as a consultant with a particular company, we intend to apply an analysis which includes, but is not limited to, the following factors:

o industry evaluation to determine inefficiencies that may be alleviated through Internet or e-commerce use and will evaluate the profit potential, the size of the market opportunity and the competition that exists for that particular industry;

o target company evaluation to determine if the target company has the products, services and skills to become successful in its industry;

o overall quality and industry expertise evaluation of a potential acquisition candidate in deciding whether to acquire a target company. If the target company's management skills are lacking, a determination will be made as to whether a restructuring of its corporate infrastructure is feasible and, if done so, whether it would be successful;

o evaluation of our equity position in a target company and extent that we will be able to exert influence over the direction and operations of the development stage company; and

o as a condition to any acquisition or development agreement, we intend to require representation on the company's board of directors to ensure our ability to provide active guidance to the acquired company.

Competition

         The market to acquire interests in development stage growth companies, Internet or brick-and-mortar, is highly competitive. Many of our competitors may have more experience identifying and acquiring equity interests in development stage companies and have greater financial, research and management resources than our company. In addition, we may encounter substantial competition from new market entrants. Some of our current and future competitors may be significantly larger and have greater name recognition than our company. Many investment oriented entities have significant financial resources which may be more attractive to entrepreneurs of development stage companies than obtaining our consulting, management skills and networking services. We may not be able to compete effectively against such competitors in the future.

Employees

         Other than our officers, as of March 31, 2004, we had no employees other than one consultant. Our success depends to a large extent upon the continued services of our officers and directors. The loss of such personnel could have a material adverse effect on our business and our results of operations.


ITEM 2   DESCRIPTION OF PROPERTIES

         We are headquartered in 1250 24th Street, NW, Suite 300 Washington, D.C. 20037. We pay $300 per month to rent this office space. We project that such office space should be sufficient for their anticipated needs for the foreseeable future. Our telephone number is 202-467-2788 and its fax number is 301-528-4238.

ITEM 3.  LEGAL PROCEEDINGS

         Other than the information stated below, we are not a party to any litigation and management has no knowledge of any threatened or pending litigation against it.

         On January 6, 2005, the Circuit Court of Madison County, Mississippi, granted summary judgment in favor of all defendants in the action styled "Barry Pope, Individually and as a Shareholder of Worldwide Forest Products, Inc., v ..Brian Sorrentino, et.al.", including defendant Syndicationnet.com. The Court also granted a motion of certain Defendants, including Syndicationnet, asking that Mr. Pope be ordered to pay the defendants attorney fees and expenses incurred as a result of a continuance of a trial set on September 22, 2004, with the Court finding that the actions of Plainfiff Pope caused the continuance. This matter was commenced on November 26, 2001, Barry Pope, individually and as a shareholder of Worldwide Forest Products, Inc. commenced an action against Brian Sorrentino, Dale Hill, Worldwide Forest Products, Inc., Kemper Pressure Treated Forest Products, Inc., Life2k.com, Inc., Algonquin Acquisition Corp., Generation Acquisition Corp., SyndicationNet.com, Inc., Castle Securities Corporation and John Does 1-5, in the Circuit Court of Madison County, Mississippi.

         Cassidy and Associates, PA, our former counsel, filed a statement of claim against us with the American Arbitration Association. This arbitration was settled in September 2004.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2004.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

         Our common stock is currently traded on the Over-The-Counter Bulletin Board under the symbol SCYI. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                                    Fiscal 2005               Fiscal 2004                Fiscal 2003
                                             -------------------------------------------------------------------------------
COMMON STOCK                                 High          Low          High         Low          High         Low
----------------------------------------------------------------------------------------------------------------------------
First Quarter                                $1.25         $0.22        $0.60        $0.25        $0.05        $0.02
Second Quarter                               --            --           $1.90        $0.55        $1.15        $0.05
Third Quarter                                --            --           $0.30        $0.25        $0.05        $0.05
Fourth Quarter                               --            --           $1.50        $0.15        $2.45        $0.05

         As of April 14, 2005, our shares of common stock were held by approximately 41 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The transfer agent of our common stock is Pacific Stock Transfer, Inc. In connection with the Standby Equity Distribution Agreement and Securities Purchase Agreement between Cornell Capital Partners, L.P. and our Company, we engaged Continental Stock Transfer and Trust Company as co-transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

         As of the year ended December 31, 2004, we did not have an equity compensation plan authorizing us to issue shares of common stock

                  Dividends

         It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Sale of Securities that were not Registered Under the Securities Act of 1933

         On February 16, 2004, the Company issued 50,000 shares of common stock and warrants to purchase three shares of common stock for $50,000 cash. This stock issuance was part of a private placement to issue up to 50,000 units. Each unit consists of one share of common stock and three warrants to purchase three additional shares of common stock. Each warrant has an exercise price of $0.10 per share.

         On February 16, 2004, the Company issued 30,000 shares to Seth Farbman for deferred legal fees at $0.80 per share.

         During the quarter ended March 31, 2004, the Company issued 355,000 shares of common stock and paid out $52,500 in exchange for 575 class "A" common shares and 1,500 common shares in Tri-State Metro Territories, LLC, Inc. and notes receivable with principal balances of $95,000 plus accrued interest. The shares were issued to Adoribel Holdings (160,000), Jack Feldman (120,000), George Kuipers (15,000) and Dale Hill (60,000).

         In June 2004, the Company issued 600,000 shares of common stock to Seth Farbman in consideration for consulting and edgarizing services for a period of 12 months.

         In June 2004, the Company issued 50,000 shares of common stock to Seth Farbman, a note holder, in consideration for the extension of the due date of such note.

         To obtain funding for our ongoing operations, we entered into a Securities Purchase Agreement with Cornell Capital Partners on June 15, 2004 for the sale of $200,000 in convertible debentures of which $50,000 was received by us on June 15, 2004 and $150,000 was received by us on July 9, 2004. The debentures issued pursuant to the June 2004 Securities Purchase Agreement bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the holder's option, at the lower of the following:

o        $.42; or

o eighty percent(80%) of the lowest volume weighted average price of the common stock for the five (5) trading days immediately preceding the conversion date.

         The full principal amount of the convertible debentures is due upon default under the terms of convertible debentures. We are obligated to file a registration statement for the resale of the conversion shares issuable upon conversion of the debentures under the Securities Act of 1933, as amended, no later than thirty (30) days from June 15, 2004.

         On June 15, 2004, we entered into a Standby Equity Distribution Agreement with one investor. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to the investor shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, the investor will pay 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. The investor, Cornell Capital Partners, L.P. is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. Cornell Capital Partners, L.P. will retain 5% of each advance under the Standby Equity Distribution Agreement. Cornell Capital Partners is restricted from owing in excess of 9.9% of our outstanding common stock. In the event that Cornell Capital Partners is unable to sell shares of common stock that it acquires under the Standby Equity Distribution Agreement and its ownership equals 9.9% of the our outstanding, then we will not be able to draw down money under the Standby Distribution Agreement. In June 2004, as required by the Standby Equity Distribution Agreement we issued Cornell Capital Partners, L.P. 1,160,000 shares of common stock. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the Standby Equity Distribution Agreement. For its services, Newbridge Securities Corporation received 40,000 shares of our common stock. We are obligated to prepare and file with the Securities and Exchange Commission a registration statement to register the resale of the shares issued under the Standby Equity Distribution Agreement prior to the first sale to the investor of our common stock.

         All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of ours or our executive officers, and transfer was restricted by us in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         When used in this Form 10-KSB, in other filings by the Company with the SEC, in the Company's press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to the risks set forth above. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company's actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

         On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder, director and an executive officer of our company, is also a 10% shareholder and managing member in Tri State. Additionally, Robert Green serves as a member of the Board of Director of Tri-State and is a member of Tri-State and a shareholder of our company. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". HCX, the parent franchisor, has currently sold 31 territories in 24 states representing 2,738 franchises committed to open over the next 7 to 10 years. The assets being negotiated by us include the exclusive rights to develop the franchise chain of "HCX Tri-State Metro Territories LLC" in the District of Columbia and Maryland area as well as the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. The Company has loaned Tri-State $178,000 in connection with Tri-State's opening of its prototype salon in Washington, DC. We believe that through the acquisition of the development rights from Tri-State, we have an opportunity to sell between seventy-five and one hundred HCX units over an estimated seven to ten years. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005 we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

         On September 14, 2004, the Company entered into a letter of intent with the shareholders of New Age Systems, Inc. ("New Age") in which the Company agreed to acquire 100% of New Age's outstanding securities from New Age's shareholders. The closing of this sale is subject to the entering of a final definitive agreement and the performance of customary due diligence. New Age is a full-service information technology provider to government and business, providing services and related products. New Age provides services in the following areas:

o        Software Engineering,
o        Records Management and Workflow,
o        Network Design and Support,
o        Program Management,
o        Geographic/Geospatial Information System solutions,
o        Integrated Association Management Systems.

Fiscal Year Ended December 31, 2004 Compared to Fiscal Year Ended December 31, 2003

         For the year ended December 31, 2004, our revenue decreased by $3,420 to $0 for the year ended December 31, 2004 from $3,420 for the year ended December 31, 2003. The decrease is primarily attributed to the decreasing of consulting activity.

         The operating expenses for the period ended December 31, 2004 increased by $656,450 to $1,879,280 for the year ended December 31, 2004 from $1,222,830 for the year ended December 31, 2003. Our operating expenses consist of general and administrative expenses and consulting fees which each increased by $104,681 and $273,652, respectively. The reason for the increase relates to the issuance of shares for consulting services.

         The net loss for the year ended December 31, 2004 was $2,274,319 compared to net less of $1,088,420 for the year ended December 31, 2003. The primary reasons for the increase in the loss was due to the reasons set for above.

Liquidity and Capital Resources

         Total current assets at December 31, 2004 were $14,041.

         We have historically incurred losses. For the fiscal year ended December 31, 2004, we had a net loss of $2,274,319. On June 15, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. For example, assuming that the 98% of lowest volume weighted average price of our common stock during the five consecutive trading days immediately following a notice date is $.245, if we request an advance in the amount of $200,000, Cornell Capital will be entitled to the following:

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

         On June 15, 2004, we entered into a Securities Purchase Agreement whereby we issued $200,000 in convertible debentures to Cornell Capital Partners, L.P. of which $50,000 was received by us on June 15, 2004 and $150,000 was received by us on July 9, 2004. The debentures bear interest at 5%, mature three years from the date of issuance, and are convertible into our common stock, at the holder's option, at the lower of: (i) $.42; or (ii) eighty percent(80%) of the lowest volume weighted average price of the common stock for the five (5) trading days immediately preceding the conversion date. The issuance of the convertible debenture has resulted in the creation of a liability. However, we believe, although we cannot provide guarantees, that the convertible debenture will be converted by Cornell Capital into shares of our common stock thereby not impacting our cash position. In the event that Cornell Capital does not convert the debenture to shares, then we will be required to repay the principal and interest on the debenture, which will have a negative impact on our liquidity.

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

         We intend for our management team to identify companies that are positioned to succeed and to assist those companies with financial, managerial and technical support. Over the next 12 months, we intend to increase revenue and gross profit margin by focusing and expanding its consulting services and seeking acquisition candidates. It is management's belief that potential acquisition targets can be better identified and assessed for risk if we first become involved with these candidates on a consulting capacity. Our strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities. We have recently decided to engage in the acquisition phase of our business plan. To that end, we expanded our relationship with HCX Tri-State Metro Territories and on November 7, 2003 executed a Letter of Intent pursuant to which we will acquire substantially all of the assets of Tri State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". In addition, we have entered into a letter of intent to acquire New Age Systems, Inc. New Age is a full-service information technology provider to government and business, providing services and related products. The closing of both of these acquisitions is subject to the entering of final definitive agreements and the performance of customary due diligence.

         We do not foresee any significant changes in the number of our employees over the next twelve months except in the event we finalize our acquisition of the assets of Tri-State and/or New Age or complete any other acquisitions which would require us to hire additional employees related to that business.

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

Off-Balance Sheet Arrangements

         We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 7.  FINANCIAL STATEMENTS.

         Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Executive Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

The Company maintains a system of internal controls designed to provide reasonable assurance that: transactions are executed in accordance with management's general or specific authorization; transactions are recorded as necessary (i) to permit preparation of financial statements in conformity with generally accepted accounting principles and (ii) to maintain accountability for assets. Access to assets is permitted only in accordance with management's general or specific authorization and the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive and Chief Financial Officers, there have not been changes in the Company's internal controls over financial reporting for the period covered by this report that materially affected or were likely to materially affect the Company's internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of April 14, 2005

Name                     Age         Position
------------------- ------------- ---------------------------------

Brian Sorrentino         46          Chief Executive Officer
                                     and Director

Mrutyunjaya S.           44          Chief  Financial  Officer
Chittavajhula

Mark  Solomon            46          President and Director

Howard  B.  Siegel       58          Director

Our directors have been elected to serve until the next annual meeting of the stockholders of our company and until their respective successors have been elected and qualified or until death, resignation, removal or disqualification. Vacancies in the existing Board are filled by a majority vote of the remaining directors on the Board. Our executive officers are appointed by and serve at the discretion of the Board.

BRIAN SORRENTINO, 46, serves as our CEO and as a director. Mr. Sorrentino has worked in the securities industry since 1986 and has been licensed series 6, 7, and 24. In 1993, he started Source Management Services, a consulting company. Mr. Sorrentino has specialized in mergers and acquisitions and contract negotiations with regard to those efforts. Since August 2000, Mr. Sorrentino has served as the CEO and development agent of Tri-State Metro Territories LLC. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts" which include the exclusive rights to develop the franchise chain of "HCX" in the District of Columbia and Maryland area.

MARK SOLOMON, ESQ. has served as Chairman of the Board of Directors of our company since August 1999. Mr. Solomon received a Bachelor of Science Degree from Nova University in 1976 and received his Juris Doctor from Nova University Law School in 1979. For at least the last five years Mr. Solomon has been a practicing attorney for Mark Solomon, P.A., located in Florida, specializing in criminal law.

MRUTYUNJAYA S. CHITTAVAJHULA, 44, serves as our Chief Financial Officer. Mr. Chittavajhula graduated Andhra University located in India with a degree in commerce. From July 1999 through November 2002, Mr. Chittavajhula worked as an accountant in David Pomerantz & Associates, LLC where handled all aspects of professional accounting services. From 2002 until present, Mr. Chittavajhula has been employed as a comptroller of Deep Sea Logistics, Inc. From April 2003 until the present, Mr. Chittavajhula started working for James D Goldblatt CPA PC, Maryland, as an accountant. From May 2003 to July 2004, Mr. Chittavajhula was employed by Futrovsky & Tossman, CPAs, as an accountant.

HOWARD S. SIEGEL has served as a director of our company since August 1999. Mr. Siegel received his Juris Doctor in 1969 from St. Mary's University Law School. Since 1969, Mr. Siegel has been a practicing attorney. For the past five years, Mr. Siegel has worked with the law office of Yuen & Associates, located in Houston, Texas. Prior to working for Yuen & Associates, Mr. Siegel was employed with the Internal Revenue Service, Tenneco, Inc., Superior Oil Company and Braswell & Paterson. Mr. Siegel serves as a director of Golden Triangle Industries, Inc. (GTII), a public company traded on the Nasdaq exchange, and serves as a director for Signature Motor Cars, Inc, a privately-held company.

Director Compensation

         Directors receive an annual issuance of 80,000 shares of our common stock for serving as directors and are repaid for their expenses incurred for serving as directors.

         We pay accounting fees to the Accelerated Group, Inc., a private accounting firm owned by Mrutyunjaya S. Chittavajhula., our Chief Financial Officer. We believe that we have paid less than $12,000 annually for the past three years as compensation for such accounting services.

Audit Committee

         The Board of Directors does not have a Compensation, Audit or Nominating Committee, and the usual functions of such committees are performed by the entire Board of Directors. The board of directors have determined that at present we do not have an audit committee financial expert. The Board believes that the members of the Board of Directors are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we have been seeking and continue to seek an appropriate individual to serve on the Board of Directors and the Audit Committee who will meet the requirements necessary to be an independent financial expert.

Code of Ethics

         We have adopted a Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more then 10 percent of the Company's Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2004. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2004, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long term compensation of the Company's Chief Executive Officer. The Company does not have any officer whose annual salary and bonus exceeds $100,000 as of December 31, 2004:

                                   Long-Term Compensation
                                   -----------------------------

          Annual Compensation        Awards     Payouts
          -------------------        ------     -------
Name and                             Restricted
Principal                              Stock      Other($)
Position(s)        Year   Salary($)   Bonus($)  Compensation  Awards(#shares)
---------------   -----  ----------  ---------  ------------  ---------------
Wayne Hartke(1)     2004      --      --         --            20,000
                    2003      --      --         --            91,000
                    2002      --      --         --            20,000

Brian Sorrentino(2) 2004      --      --         --            20,000
                    2003      --      --         --            91,000
                    2002      --      --         --            20,000


(1) Mr. Hartke resigned in June 2004.
(2) CEO as of June 2004

         We do not have any long term compensation plans or stock option plans.

Employment Agreements

         We have not entered into employment agreements with any of our officers or employees.

Family Relationships

         Currently there are no family relationships among our directors, executive officers or other persons nominated or chosen to become officers or executive officers.

Executive Employment Agreements

         To date, we have not entered into any employment agreements with our executive officers.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information regarding the beneficial ownership of our common stock as of April 14, 2005. The information in this table provides the ownership information for:

o each person known by us to be the beneficial owner of more than 5% of our common stock;
o        each of our directors;
o        each of our executive officers; and
o        our executive officers and directors as a group.

         Beneficial ownership has been determined in accordance with the rules and regulations of the SEC and includes voting or investment power with respect to the shares. Unless otherwise indicated, the persons named in the table below have sole voting and investment power with respect to the number of shares indicated as beneficially owned by them.

                                                                               Common Stock                  Percentage of
         Name of Beneficial Owner                    Title                Beneficially Owned (1)            Common Stock (1)
         ----------------------------------- ----------------------- --------------------------------- ---------------------------
         Mrutyunjaya S. Chittavajhula.       CFO                                -0-                             *
         1250 24th Street, NW
         Suite 300

         Washington, D.C. 20037

         Mark  Solomon                       President and Director          94,000                             *
         901  South  Federal  Highway
         Fort  Lauderdale,  Florida
         22216

         Howard  B.  Siegel                  Director                        20,000                             *
         15902  South  Barker  Landing
         Houston,  Texas  77079

         Brian  Sorrentino                   CEO and Director             4,110,262                         26.75%
         PO  Box  484
         Damascus,  MD  20872

         Dale  Hill                                                       5,097,168                         33.17%
         5056  West  grove  Drive
         Dallas,  Texas  75248

         Cornell Capital Partners, L.P.                                   1,521,143 (2)                     9.99%
         101 Hudson Street, Suite 3700
         Jersey City, NJ  07303

         All Directors and Executive
         Officers as a Group (3)                                          4,244,262                         27.49%
         ----------------------------------- ----------------------- --------------------------------- ---------------------------

 *       Less than 1%.

(1) Applicable percentage ownership is based on 15,365,088 shares of common stock outstanding as of April 14, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of April 14, 2005 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 14, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Represents shares issuable upon conversion of a convertible debenture in the amount of $200,000 and up to the maximum permitted ownership under the Standby Equity Distribution Agreement of 9.9% of our outstanding common stock.

         As Cornell Capital coverts its convertible debenture or receives shares of common stock pursuant to the Standby Equity Distribution Agreement and resells these shares into the market, the combined percentage ownership of the officers and directors, which is currently approximately 29% will be reduced, which will impact their ability to influence the shareholder voting of our company. In addition, this may result in a change in control of our company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In 1999, we borrowed an aggregate of $105,000 from Brian Sorrentino, an executive officer, director and shareholder. We executed a promissory note for the loan amount at an interest rate of 12% per annum. The loan, which was due March 3, 2000, has not been paid as of the date of this filing. In the fiscal year ended December 31, 2003, Mr. Sorrentino loaned an additional $4,100 to the Company. In the fiscal year ended December 31, 2004, Mr. Sorrentino loaned an additional $248,730 to the Company. As of December 31, 2004, that the aggregate amount due including interest to Mr. Sorrentino is $401,993.

         The controlling person and founder of our company was James M. Cassidy. At the time of the exchange of stock with Life2K.com, Inc., we had 5,000,000 shares of our common stock outstanding all of which were redeemed and cancelled except 250,000 retained by TPG Capital Corporation, a corporation controlled by James Cassidy. As part of the transactions we agreed to pay TPG Capital Corporation an aggregate of $100,000 for its consulting services of which $65,000 has been paid. In 2004, as a result of a dispute regarding the services rendered by TPG Capital Corporation, we instructed our transfer agent to cancel the 250,000 outstanding shares.

         On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder, director and an executive officer of our company, is also a 10% shareholder and managing member in Tri State. Additionally, Robert Green serves as a member of the Board of Director of Tri-State and is a member of Tri-State and a shareholder of our company. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". HCX, the parent franchisor, has currently sold 31 territories in 24 states representing 2,738 franchises committed to open over the next 7 to 10 years. The assets being negotiated by us include the exclusive rights to develop the franchise chain of "HCX Tri-State Metro Territories LLC" in the District of Columbia and Maryland area as well as the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. The Company has loaned Tri-State $178,000 in connection with Tri-State's opening of its prototype salon in Washington, DC. We believe that through the acquisition of the development rights from Tri-State, we have an opportunity to sell between seventy-five and one hundred HCX units over an estimated seven to ten years. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005 we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

         Until June 2004, we had a corporate services consulting agreement with Source Management Services ("Source Management"). Brian Sorrentino, a significant shareholder and an executive officer and director, is the president and sole director and shareholder of Source Management. Pursuant to this agreement we compensated Source Management at the rate of $150 per hour. In addition, we issued 571,000 shares of common stock to Source Management as a bonus.

ITEM 13. EXHIBITS

3.1 Certificate of Incorporation, filed with the registration statement of Generation Acquisition Corporation on Form 10-SB (file No. 000-29701) filed with the Commission and incorporated herein by reference

3.2 Certificate of Ownership and Merger previously filed with the Commission as an exhibit to a registration statement on Form SB2/A (file no. 333-55534) and incorporated by reference

3.3 By-Laws of the Company, filed with the registration statement of Generation Acquisition Corporation on Form 10-SB (file No. 000-29701) filed with the Commission and incorporated herein by reference

3.4      Restated and Amended Bylaws of the Company.

4.1 Agreement and Plan of Reorganization among Generation Acquisition Corporation, Life2K, Inc., and the shareholders of Life2K, Inc. filed on Form 8-K (file no. 000-29701) with the Commission on November 6, 2000 and incorporated herein by reference

4.2 Agreement and Plan of Merger between Generation Acquisition Corporation and Life2K Acquisition Corporation filed on Form 8-K (file no. 000-29701) with the Commission on November 6, 2000 and incorporated herein by reference

4.3 Consulting agreement between SyndicationNet.com, Inc. and Tri-State Metro Territories, LLC dated September 19, 2000, filed with the Commission as Exhibit 4.3 in a registration statement on Form SB-2 (file no. 333-55534)filed on February 13, 2001 and incorporated herein by reference

4.4 Securities Purchase Agreement, dated June 15, 2004, by and among Syndication Net.com, Inc. and Cornell Capital Partners, L.P. (1)

4.5.     Secured Convertible Debenture with Cornell Capital Partners, L.P. (1)

4.6 Investor Registration Rights Agreement, dated June 15, 2004, by and among Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Securities Purchase Agreement. (1)

4.7 Escrow Agreement, dated June 15, 2004, by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Securities Purchase Agreement. (1)

4.8 Security Agreement, dated June 15, 2004, entered into between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Securities Purchase Agreement. (1)

4.9 Standby Equity Distribution Agreement, dated June 15, 2004, between Cornell Capital Partners, L.P. and Syndication Net.com, Inc. (1)

4.10 Registration Rights Agreement, dated June 15, 2004, by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Standby Equity Distribution Agreement. (1)

4.11 Escrow Agreement, dated June 15, 2004, by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Standby Equity Distribution Agreement. (1)

4.12 Placement Agent Agreement, dated June 15, 2004, by and among Syndication Net.com, Inc., Newbridge Securities Corporation and Cornell Capital Partners, L.P. (1)

4.13 Amendment No. 1 to the Standby Equity Distribution Agreement dated August 25, 2004 by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. (1)

4.14 Secured Convertible Debenture with Cornell Capital Partners, L.P. dated July 9, 2004(1)

10.1 Consulting Agreement between Kemper Pressure Treated Forest Products Inc. and Source Management Services filed with the Commission as
         Exhibit 10.1 in a registration statement on Form SB-2 (file no. 333-55534) filed on October 5, 2001 and incorporated herein by reference

10.2 Consulting Agreement between SyndicationNet and HTRG Consulting, Inc. previously filed with the Commission as an exhibit to a registration statement on Form SB2/A (file no. 333-55534) and incorporated by reference

10.3 Asset Purchase Agreement between Kemper Pressure Treated Forest Products, Inc. and Electric Mills Wood Preserving LLC, previously filed with the Commission as an exhibit to a registration statement on Form SB2/A (file no. 333-55534) and incorporated by reference

10.4 Assignment of Lease between Kemper Pressure Treated Forest Products, Inc. and Electric Mills Wood Preserving LLC, previously filed with the Commission as an exhibit to a registration statement on Form SB2/A (file no. 333-55534) and

14.1 Code of Ethics and Business Conduct for Officers, Directors and Employees of the Company.(1)

31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification by the Chief Executive Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2     Certification by the Chief Financial Officer Pursuant to 18 U.S.C.
         Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________

(1) Filed as an exhibit to the Form SB-2 Registration Statement file with the Securities and Exchange Commission on July 7, 2004.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

The aggregate fees bills through April 12, 2004 by HJ & Associates LLC for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the quarterly reports on Form 10-QSB for fiscal year 2003 were $17,000 and for the fiscal year ended 2004 were $22,000.

AUDIT RELATED FEES

For the fiscal years ended December 31, 2004 and 2003, there were no fees billed for the audit or review of the financial statements that are not reported above Audit Fees.

TAX FEES

For the fiscal years ended 2004 and 2003 the fees billed for tax compliance services and tax-planning advice provided were $-0-.

OTHER FEES

For the fiscal years ended 2004 and 2003 there were no other fees billed for services other than services described above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNDICATION NET.COM, INC.


Dated: April 15, 2005


By:      /s/Brian Sorrentino
         ----------------------------------
         Brian Sorrentino
         CEO

By:      /s/ Mark Solomon
         ----------------------------------
         Mark Solomon
         President

By:      /s/Mrutyunjaya S. Chittavajhula.
         ----------------------------------
         Mrutyunjaya S. Chittavajhula.
         CFO and Principal Accounting Officer


In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                               DATE
---------                                   -----                               ----

/s/Brian Sorrentino                      CEO and Director                    April 15, 2005
-------------------------------
Brian Sorrentino

/s/Mrutyunjaya S. Chittavajhula.         CFO and Chief Accounting Officer    April 15, 2005
-------------------------------
Mrutyunjaya S. Chittavajhula.

/s/Mark Solomon                          President and Director              April 15, 2005
-------------------------------
Mark Solomon

/s/Howard B. Siegel                      Director                            April 15, 2005
-------------------------------
Howard B. Siegel

                            SYNDICATION NET.COM, INC.
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                December 31, 2004

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm............ 3

Balance Sheet...................................................... 4

Statements of Operations........................................... 6

Statements of Stockholders' Equity (Deficit) ...................... 7

Statements of Cash Flows........................................... 9

Notes to the Financial Statements..................................11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Syndication Net.com, Inc.
Falls Church, Virginia

We have audited the accompanying balance sheet of Syndication Net.com, Inc. (a developement stage Company) at December 31, 2004, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on January 1, 2004 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Syndication Net.com, Inc. at December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and from inception of the development stage on January 1, 2004 through December 31, 2004 in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has recorded significant losses from operations, and has no revenues to support operational cash flows, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




HJ & Associates, LLC
Salt Lake City, Utah
April 13, 2005

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                                  Balance Sheet

                                     ASSETS

                                          December 31,
                                              2004
                                         ------------

CURRENT ASSETS

   Cash                                  $     14,041
   Note receivable, Net (Note 12)                  --
                                         ------------

     Total Current Assets                      14,041
                                         ------------

OTHER ASSETS

   Investment, Net (Note 10)                       --
   Deferred acquisition costs (Note 4)          7,000
                                         ------------

     Total Other Assets                         7,000
                                         ------------

     TOTAL ASSETS                        $     21,041
                                         ============


   The accompanying notes are an integral part of these financial statements.

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                            Balance Sheet (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                           December 31,
                                                               2004
                                                           ------------
CURRENT LIABILITIES

   Accounts payable                                        $    324,524
   Accounts payable-related party                                 2,000
   Note payable - related party (Note 5)                        361,830
Interest payable - related party (Note 5)                        40,163
   Note payable (Note 8)                                        140,511
   Interest payable                                              37,907
   Convertible debenture (Note 11)                              200,000
   Interest payable - convertible debenture                       6,029
   Accrued directors fees                                        44,000
                                                           ------------

     Total Current Liabilities                                1,156,964
                                                           ------------

COMMITMENTS AND CONTINGENCIES (Note 3)

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value, no shares issued and outstanding               --

   Common stock: 100,000,000 shares authorized of $0.001
    par value, 15,365,088 shares issued and
    outstanding                                                   1,536
Additional paid-in capital                                    3,558,379
   Deferred fees                                               (190,000)
   Deficit accumulated prior to the development stage        (2,231,519)
   Deficit accumulated during the development stage          (2,274,319)
                                                           ------------

     Total Stockholders' Equity (Deficit)                    (1,135,923)
                                                           ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                           $     21,041
                                                           ============

   The accompanying notes are an integral part of these financial statements.

                                            SYNDICATION NET. COM, INC.
                                           (A Development Stage Company)
                                             Statements of Operations

                                                                                  From inception
                                                                                      of the
                                                                                    Development
                                                  For the Twelve Months Ended         stage on
                                                          December 31,             January 1, 2004
                                                --------------------------------       through
                                                     2004              2003       December 31, 2004
                                                --------------    --------------    --------------
CONSULTING REVENUE                              $           --    $        3,420    $           --
                                                --------------    --------------    --------------

OPERATING EXPENSES

   Bad debt expense                                    278,187                --           278,187
   General and administrative                          320,093           215,492           320,093
   Consulting                                        1,281,000         1,007,338         1,281,000
                                                --------------    --------------    --------------

     Total Operating Expenses                        1,879,280         1,222,830         1,879,280
                                                --------------    --------------    --------------

OPERATING LOSS                                      (1,879,280)       (1,219,410)       (1,879,280)
                                                --------------    --------------    --------------

OTHER (EXPENSES)

   Loss on investment value                           (276,431)               --          (276,431)
   Interest income                                          --                --                --
   Interest expense                                   (118,608)           (4,000)         (118,608)
                                                --------------    --------------    --------------

     Total Other (Expenses)                           (395,039)           (4,000)         (395,039)
                                                --------------    --------------    --------------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
   OPERATIONS                                       (2,274,319)       (1,223,410)       (2,274,319)
                                                --------------    --------------    --------------

INCOME TAX EXPENSE                                          --                --                --
                                                --------------    --------------    --------------

LOSS  BEFORE DISCONTINUED OPERATIONS                (2,274,319)       (1,223,410)       (2,274,319)
                                                --------------    --------------    --------------
   Income from discontinued operations                      --           134,990                --
                                                --------------    --------------    --------------

NET INCOME (LOSS)                               $   (2,274,319)   $   (1,088,420)   $   (2,274,319)
                                                ==============    ==============    ==============

BASIC INCOME AND LOSS PER SHARE

   Loss before discontinued operations          $        (0.17)   $        (0.10)
   Income from discontinued operations                    0.00              0.01
                                                --------------    --------------

     Total Income (Loss) Per Share              $          (0.17) $        (0.09)
                                                ==============    ==============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       13,391,577        11,556,040
                                                ==============    ==============

   The accompanying notes are an integral part of these financial statements.

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)


                                                                  Common Stock            Additional
                                                           --------------------------       Paid-In      Deferred       Accumulated
                                                             Shares          Amount         Capital        Fees           Deficit
                                                           -----------    -----------    -----------    -----------    -----------
Balance, December 31, 2002                                  10,795,750    $     1,079    $   805,748    $        --    $(1,143,099)

Common stock issued for services
 at $1.00 per share                                             50,000              5         49,995        (50,000)            --

Common stock issued for services
 at $1.00 per share                                            250,000             25        249,975             --             --

Common stock issued for cash
 at $0.10 per share to related parties                          70,000              7          6,993             --             --

Common stock issued for debt and
  services at $1.00 per share to a related
  party                                                        571,338             57        571,281             --             --

Common stock issued for services
 at $1.00 per share to related parties                         108,000             11        107,989             --             --

Common stock issued for services
 at $1.00 per share to related parties                          70,000              7         69,993             --             --

Common stock issued for services
 at $1.00 per share                                            410,000             41        409,959       (242,000)            --

Common stock canceled for services
  at $1.00 per share                                          (250,000)           (25)      (249,975)            --             --

Net loss for the year ended
 December 31, 2003                                                  --             --             --             --     (1,088,420)
                                                           -----------    -----------    -----------    -----------    -----------

Balance, December 31, 2003                                  12,075,088          1,207      2,021,959       (292,000)    (2,231,519)

Common stock issued for cash at $1.00 per share on
  February 16, 2004                                             50,000              5         49,995             --             --

Common stock issued for deferred fees at $0.80 per share
  on February 16, 2004                                          30,000              3         23,997        (24,000)            --

Common stock issued for assets at $0.90 per share on
  February 28, 2004                                            120,000             12        107,988             --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004                                               160,000             16        103,984             --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004                                                15,000              2          9,748             --             --

Common stock issued for assets at $0.65 per share on
  March 17, 2004                                                60,000              6         38,994             --             --

Common stock issued for deferred fees at $0.40 per share
   on May 18, 2004                                             600,000             60        239,940       (240,000)            --

Common stock issued for services at $0.35 per share
   on June 1, 2004                                           1,200,000            120        419,880             --             --

Balance forward                                             14,310,088    $     1,431    $ 3,016,485    $  (556,000)   $(2,231,519)
                                                           -----------    -----------    -----------    -----------    -----------

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
             Statement of Stockholders' Equity (Deficit) (Continued)

                                                                  Common Stock          Additional
                                                           --------------------------     Paid-In       Deferred      Accumulated
                                                              Shares         Amount       Capital         Fees          Deficit
                                                           ------------   ------------  ------------  ------------   ------------
Balance forward                                              14,310,088   $      1,431  $  3,016,485  $   (556,000)  $ (2,231,519)

Common stock issued for additional interest on default on
   note payable at $0.35 per share  on June 15, 2004             50,000              5        17,495            --             --

Beneficial conversion feature of convertible debentures              --             --        50,000

Common stock issued for services at $0.44 per share on
   December 1, 2004                                             675,000             67       296,932            --             --

Common stock issued for deferred fees at $0.50 per share
   on December 9, 2004                                           80,000              8        39,992       (40,000)            --

Common stock issued for services at $0.55 per share on
   December 27, 2004                                            250,000             25       137,475            --             --

Amortization of deferred fees                                        --             --            --       406,000             --

Net loss for the year ended December 31, 2004
                                                                     --             --            --            --     (2,274,319)
                                                           ------------   ------------  ------------  ------------   ------------

Balance, December 30, 2004                                   15,365,088   $      1,536  $  3,558,379  $   (190,000)  $ (4,505,838)
                                                           ============   ============  ============  ============   ============
Deficit accumulated prior to development stage                                                                       $ (2,231,519)
Deficit accumulated during the development stage                                                                       (2,274,319)
                                                                                                                     ------------
Accumulated deficit                                                                                                  $ (4,505,838)
                                                                                                                     ============


   The accompanying notes are an integral part of these financial statements.

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows

                                                                                     From Inception
                                                                                        of the
                                                                                      Development
                                                        For the Twelve Months Ended     Stage on
                                                                December 31,         January 1, 2004
                                                        ---------------------------     through
                                                            2004           2003      December 31, 2004
                                                        ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss                                             $ (2,274,319)  $ (1,088,420)  $ (2,274,319)
   Adjustments to reconcile net loss to net cash
    provided (used) in operating activities:
     Common stock issued for services                      1,182,750      1,161,338      1,182,750
     Amortization of deferred fees                           406,000             --        406,000
     Bad debt expense                                        278,187        (94,159)       278,187
     Loss on investment value                                276,431             --        276,431
   Changes in operating assets and liabilities:
     (Increase) in interest payable - related party            7,198             --          7,198
     Increase in accounts payable - related party              1,000        (22,146)          1000
     Increase (decrease) in accounts payable                  18,516             --         18,516
     Increase in accrued expenses                             38,641         17,294         38,641
     Increase in accrued expenses - related party             32,000        (15,024)        32,000
                                                        ------------   ------------   ------------

       Net Cash Provided (Used) in Operating
         Activities                                          (33,596)       (41,117)       (33,596)
                                                        ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Increase in notes receivable - related                   (278,187)            --       (278,187)
   Increase in investments - related                        (276,431)            --       (276,431)
   Increase in deferred acquisition costs                     (7,000)            --         (7,000)
                                                        ------------   ------------   ------------

       Net Cash Used in Investing Activities                (561,618)            --       (561,168)
                                                        ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES


     Stock issued for cash                                    50,000          7,000         50,000
     Increase in notes payable                               207,500         40,000        207,500
     Payments on notes payable                               (96,989)       (10,000)       (96,989)
     Increase in notes payable - related party               272,990          4,100        272,990
     Payments on notes payable - related party               (24,260)            --        (24,260)
     Increase in convertible debenture                       200,000             --        200,000
                                                        ------------   ------------   ------------

       Net Cash Provided by Financing Activities             609,241         41,100        609,241
                                                        ------------   ------------   ------------

NET INCREASE (DECREASE) IN CASH                               14,027            (17)        14,027

CASH, BEGINNING OF PERIOD                                         14             31             14
                                                        ------------   ------------   ------------

CASH, END OF PERIOD                                     $     14,041   $         14   $     14,041
                                                        ============   ============   ============

   The accompanying notes are an integral part of these financial statements.

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)

                                                                      From Inception of
                                                                      the development
                                            For the 12 Months Ended   stage on January 1,
                                                   December 31,         2004 through
                                           --------------------------   December 31,
                                               2004          2003          2004
                                           ------------  ------------  ------------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                            $         --  $         --  $         --
   Interest                                $     11,370  $         --  $     11,370

Non-Cash Financing Activities

   Common stock issued for deferred fees   $    304,000  $    728,000  $    304,000
   Common stock issued for services        $  1,182,750  $    185,550  $  1,182,750
   Common stock issued to convert debt to
     related parties                       $         --  $    545,788  $         --


   The accompanying notes are an integral part of these financial statements.

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              a.  Organization

              The financial statements presented are those of Syndication Net.com, Inc. (formerly Life2K.com, Inc.) (Syndication). Syndication was incorporated under the name of Generation Acquisition Corporation (Generation) on March 25, 1999 under the laws of the State of Delaware to engage in any lawful act or activity. Effective August 16, 1999, Life2K.com, Inc. (Life2K) issued 16,200,000 shares of its common stock and 60,000 shares of its preferred stock in exchange for the issued and outstanding stock of Kemper. Effective October 13, 2000, pursuant to an Agreement and Plan of Organization between Generation Acquisition Corporation and Life2K, Generation Acquisition Corporation issued 10,387,750 shares of its outstanding common stock for 100% of the outstanding shares of Life2K. As part of the transaction, Life2K was merged with and into Generation Acquisition Corporation, Life2K was dissolved and Generation Acquisition Corporation changed its name to Syndication Net.com, Inc.

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

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003


NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              b.  Accounting Method

              The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

              c.  Cash and Cash Equivalents

              The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

              d.  Accounts Receivable

              Accounts receivable consist of an amount due from a related company in the form of a note receivable. The note carries a balance of $292,838, which includes interest receivable on the note. The balance of the note has been fully allowed for as of December 31, 2004

              e.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements as follows:

                                                         For the Years Ended
                                                              December 31,
                                                    -------------------------------
                                                         2004             2003
                                                    --------------   --------------
                Loss from operations                $        (0.17)  $        (0.10)
               Income from discontinued operations            0.00             0.01
                                                    --------------   --------------

                    Total Income (Loss) Per Share   $        (0.17)  $        (0.09)
                                                    ==============   ==============

              Weighted Average Number of Shares
                Outstanding                             13,391,577       11,556,040
                                                    ==============   ==============

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              f.  Recent Accounting Pronouncements

              During the year ended December 31, 2004, the Company adopted the following accounting pronouncements:

              On December 16, 2004 the FASB issued SFAS No. 123(R), Share-Based Payment, which is an amendment to SFAS No. 123, Accounting for Stock-Based Compensation. This new standard eliminates the ability to account for share-based compensation transactions using Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and generally requires such transactions to be accounted for using a fair-value-based method and the resulting cost recognized in our financial statements. This new standard is effective for awards that are granted, modified or settled in cash in interim and annual periods beginning after June 15, 2005. In addition, this new standard will apply to unvested options granted prior to the effective date. We will adopt this new standard effective for the fourth fiscal quarter of 2005, and have not yet determined what impact this standard will have on our financial position or results of operations.

              In November 2004, the FASB issued SFAS No. 151, Inventory Costs - an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . . ." This
              Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this Statement will have any immediate material impact on the Company.

              In December 2004, the FASB issued SFAS No. 152, Accounting for Real Estate Time-sharing Transactions, which amends FASB statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              In December 2004, the FASB issued SFAS No.153, Exchange of Nonmonetary Assets. This Statement addresses the measurement of exchanges of nonmonetary assets. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetrary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges incurred during fiscal years beginning after the date of this statement is issued. Management believes the adoption of this Statement will have no impact on the financial statements of the Company.

              The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's financial statement presentation.


              g.  Property and Equipment

              Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed form the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over a period of five years. As of December 31, 2004 & December 31, 2003, all equipment has been fully depreciated.

              h.  Provision for Income Taxes

              Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              Net deferred tax assets consist of the following components as of December 31, 2004 and 2003:

                                             2004           2003
                                         ------------   ------------

              Deferred tax assets
                  NOL Carryover          $    581,990   $    405,300
                  Accrued expenses             15,665         12,900

              Deferred tax liabilities:            --             --

              Valuation allowance            (597,655)      (418,200)
                                         ------------   ------------

              Net deferred tax asset     $         --   $         --
                                         ============   ============

              The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2004 and 2003 due to the following:

                                                       2004           2003
                                                  ------------   ------------

              Book income                         $   (886,984)  $   (424,485)
              Stock for services/options expense       479,620        452,920
              Bad debt                                 114,204             --
              Loss on writedown                        107,810             --
              Discount debentures                        5,850             --
              Other                                         45             --
              Valuation allowance                      179,455        (28,435)
                                                  ------------   ------------

                                                  $         --   $         --
                                                  ============   ============

              At December 31, 2004, the Company had net operating loss carryforwards of approximately $1,400,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

              Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in the future.

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003


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

              k.  Advertising

              The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2004 and 2003 was $2,527 and $ 0, respectively.

              l.  Revenue Recognition Policy

              The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin again.

NOTE 2 -      PROPERTY AND EQUIPMENT

              Property and equipment consists of the following at December 31, 2004:

              Office equipment            $        4,550
              Accumulated depreciation            (4,550)
                                          --------------

              Net property and equipment  $           --
                                          ==============

              Depreciation expense for the years ended December 31, 2004 and 2003 was $0 and $0, respectively.

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

              On April 7, 1999, the Company ratified its corporate service consulting agreement with Source Management Services, Inc. (Source), a related company owned by a significant shareholder. Source is to oversee the general activities of the Company on a day-to-day

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003

NOTE 3 -      COMMITMENTS AND CONTINGENCIES (Continued)

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

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003

NOTE 3 -      COMMITMENTS AND CONTINGENCIES (Continued)

              Finally, Pope alleges that Brian Sorrentino orally guaranteed payment to Pope in the amount of $200,000 representing commissions to be paid to Pope if and when Pope provided a $2,000,000 loan for Worldwide. Pope is seeking compensatory and punitive damages in an amount to be determined at trial, plus an award of reasonable costs, attorneys' fees and expenses, pre-judgment and post-judgment interest, and any other relief to which Pope may be entitled. Summary judgment has been entered in favor of the Company and other defendants. Pope has made clear intentions to appeal.

              On November 10, 2003, the Company entered into a Letter of Intent with Tri State Metro Territories, LLC (Tri State) to acquire substantially all of the assets of Tri State. A major shareholder of the Company is also a 10% shareholder and managing member in Tri State.

              On September 14, 2004, the shareholders of the Company entered into a letter of intent with New Age Systems, Inc. (New Age). In connection therewith, the CompanyI has agreed to provide New Age with $1,800,000 in funding (the funding) for its operations to be received pursuant to the Standby Equity Distribution Agreement
              (SEDA) that SYCI entered with Cornell Capital Partners, LP. Under the terms of the proposed agreement, the Company will acquire 100% of New Age's outstanding securities in consideration of the following:

              o Cash payment in the amount of $650,000 of which $150,000 shall be paid within five business days of the initial advance under the SEDA after the closing date. The remaining $500,000 shall be paid from all subsequent advances under the SEDA until the full $650,000 has been paid;

              o The issuance by the Company of 3,591,522 shares of common stock to the stockholders of New Age;

              o Upon completion of the Funding, the Company shall issue shares of common stock to the stockholders of New Age equal to .15 multiplied by the difference of 7,200,000 share of common stock less the amount of shares issued by the Company in connections with the funding; and

o The issuance by the Company of 718,304 shares of its common stock to the stockholders. This issuance is conditional upon New Age contributing an aggregate of $1,800,000 in net income to the Company within four years from the closing date.

              The closing of this purchase is subject to the entering of a final definitive agreement and the performance of customary due diligence.

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003

NOTE 4 -      PREFERRED STOCK

              The shareholders of the Company have authorized 20,000,000 shares of preferred stock with a par value of $0.001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

NOTE 5 -      NOTES PAYABLE - RELATED PARTY

              Notes payable to related parties consisted of the following at December 31, 2004:

              Note payable to a related party, due on demand, plus interest
               at 10% per annum, unsecured                                   $ 361,830

              Less: Current Portion                                           (361,830)
                                                                             ---------

              Long-Term Notes Payable to Related Parties                     $      --
                                                                             =========

              The aggregate principal maturities of notes payable to related parties are as follows:

                           Year Ended
                            December 31,         Amount
                            ------------         ------

                                2005           $361,830
                                2006                 --
                                2007                 --
                                2008                 --
                         2009 and thereafter         --
                                               --------

                               Total           $361,830
                                               ========


              Interest expense for the year ended December 31, 2004 and 2003 was $6,522 and $13,125, respectively. The total interest payable on this note is $40,163.

NOTE 6 -      GOING CONCERN

              The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $4,505,838 at December 31, 2004 which raises substantial doubt about the Company's ability to continue as a going concern.

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003

NOTE 6 -      GOING CONCERN (Continued)

              The accompanying financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might result from the outcome of this uncertainty.

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

              During the year ended December 31, 2004, the Company issued 355,000 shares of common stock and paid out $52,500 in exchange for 575 class "A" common shares and 1,500 common shares in Tri-State Metro Territories, LLC, Inc. (TSMT) and notes receivable with principal balances of $95,000 plus accrued interest.

              On May 18, 2004, the Company issued 600,000 shares of common stock for deferred legal fees at $0.40 per share.

              On June 1, 2004, the Company issued 1,200,000 shares of common stock for consulting services at $0.35 per share.

              On June 15, 2004, the Company issued 50,000 shares of common stock for defaulting on a note payable at $0.35 per share.

              On December 1, 2004 the Company issued 675,000 shares of common stock for services valued at $0.44 per share.

              On December 9, 2004 the Company issued 80,000 shares of common stock for deferred fees at $0.50 per share.

              On December 27, 2004 the Company issued 250,000 shares of common stock for services at $0.55 per share.

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003

NOTE 8 -      NOTE PAYABLE

              At December 31, 2004, the Company had five notes payable totaling $140,511. These notes are unsecured and due on demand. Interest accrues at 10% per annum. Interest expense for the years ended December 31, 2004 & 2003 was $37,907 and $5,295 respectively.

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

                                                     For the Year
                                                        Ended
                                                      December 31,
                                                          2003
                                                      ------------

              WOOD TREATMENT REVENUE                  $5,806,366

              COST OF SALES                            5,765,535
                                                      ----------

                 Gross Margin                             40,831
                                                      ----------

              EXPENSES

                 General and administrative expense
                                                      ----------

                      Total Expenses
                                                      ----------

              Income From Operations                      40,831
                                                      ----------

              OTHER INCOME (EXPENSE)

                 Gain on release of debt                  94,159
                                                      ----------

                      Total Other Income (Expense)        94,159
                                                      ----------

              NET INCOME FROM DISCONTINUED
               OPERATIONS                             $  134,990
                                                      ==========

                           SYNDICATION NET. COM, INC.
                          (A Development Stage Company)
                        Notes to the Financial Statements
                     December 31, 2004 and December 31, 2003

NOTE 10 -     INVESTMENT

              During the twelve months ended December 31, 2004, the Company purchased 575 Class "A" common stock and 1,500 common shares in Tristate Metro Territories, LLC (TSMT). The valuation of this investment was $276,431. This investment is valued at the lower of cost or market and represents 9% of TSMT. A major shareholder of the Company is also the managing member of TSMT. As of December 31, 2004 the Company has been unable to establish a market value for its investment, and thus has written its value to zero and recognized a loss of $276,431.

NOTE 11 - CONVERTIBLE DEBENTURES

              As of June 1, 2004, the Company issued a Secured Convertible Debenture to an unrelated party in the principal amount of $200,000, after which, the registration statement associated with the debenture was filed with the SEC. The convertible debenture accrues interest at the rate of 5% per year and is convertible at the holder's option. At the option of the Company, the entire principal amount and all accrued interest can be either: (i) paid three years after the convertible debenture was issued, or (ii) converted into shares of the Company's common stock at a price per share that is equal to the lesser of: (i) $0.42 or (ii) an amount equal to 80% of the average of the lowest daily volume weighted average price of the common stock for the five trading days immediately preceding the conversion date. The debenture has a term of three years and is secured by all of the company's assets. As of December 31, 2004, the debenture had not been converted. There was not a beneficial conversion expense associated with this debenture.

              On June 15, 2004, the Company entered into standby equity distribution agreement with an unrelated party. Whereby the Company may sell common stock for up to $10,000,000. Each share of common stock sold will be sold at 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date.

NOTE 12 -     NOTE RECEIVABLE - RELATED PARTY

              During the year end December 31, 2004, the Company loaned $278,187 to a related company. The note is unsecured and due on demand. The Company now believes that recovering the amount of the note is unlikely and has allowed for the note in full. The Company has recognized bad debt of $278,187.