Form 10QSB
period 2005-03-31
SYNDICATION NET COM INC
filed 2005-05-24
CIK 1107604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 March 31, 2005

                                       or

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

At May 20, 2005, there were 15,365,088 shares of common stock, $0.0001 par value per share, issued and outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                      March 31, 2005 and December 31, 2004

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                             March 31,  December 31,
                                               2005         2004
                                            ----------   ----------
                                           (Unaudited)

CURRENT ASSETS

   Cash                                     $   29,633   $   14,041
   Notes receivable - related party (Net)           --           --
                                            ----------   ----------

     Total Current Assets                       29,633       14,041
                                            ----------   ----------

OTHER ASSETS

   Deferred acquisition costs                    8,038        7,000
                                            ----------   ----------

     Total Other Assets                          8,038        7,000
                                            ----------   ----------

     TOTAL ASSETS                           $   37,671   $   21,041
                                            ==========   ==========



The accompanying notes are an integral part of these financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                             March 31,      December 31,
                                                                2005            2004
                                                            ------------    ------------
                                                            (Unaudited)

CURRENT LIABILITIES
   Accounts payable                                         $    347,062    $    324,524
   Accounts payable - related party                                2,000           2,000
   Note payable - related party                                  361,830         361,830
   Interest payable - related party                               51,258          40,163
   Note payable                                                  380,511         140,511
   Interest payable                                               49,486          37,907
   Convertible debenture                                         200,000         200,000
   Interest payable - convertible debenture                        8,527           6,029
   Accrued directors fees                                         52,200          44,000
                                                            ------------    ------------

     Total Current Liabilities                                 1,452,874       1,156,964
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued and outstanding                               --

   Common stock: 100,000,000 shares authorized of $0.0001
    par value, 15,365,088 shares issued and
    outstanding respectively                                       1,536           1,536
   Additional paid-in capital                                  3,558,379       3,558,379
   Deferred fees                                                (107,500)       (190,000)
   Deficit accumulated prior to the development stage         (2,231,519)     (2,231,519)
   Deficit accumulated during the development stage           (2,636,099)     (2,274,319)
                                                            ------------    ------------

     Total Stockholders' Equity (Deficit)                     (1,415,203)     (1,135,923)
                                                            ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                            $     37,671    $     21,041
                                                            ============    ============



The accompanying notes are an integral part of these financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                      From Inception
                                                                           of the
                                                                         Development
                                     For the Three Months Ended           Stage on
                                              March 31,               January 1, 2004
                                  --------------------------------       Through
                                       2005              2004         March 31, 2005
                                  --------------    --------------    --------------
   CONSULTING REVENUE             $                 $           --    $           --
                                  --------------    --------------    --------------

   OPERATING EXPENSES

     Bad debt expense                     36,936                --           315,123
     Consulting                          127,500                --         1,408,500
     General and administrative          124,170           120,048           444,263
                                  --------------    --------------    --------------

     Total Operating Expenses            288,606           120,048         2,093,386
                                  --------------    --------------    --------------

OPERATING LOSS                          (288,606)         (120,048)       (2,093,386)
                                  --------------    --------------    --------------

OTHER INCOME (EXPENSE)

   Interest Income                            --               138                --
   Loss on investment value              (50,000)               --          (232,431)
   Interest expense                      (23,174)           (5,761)         (141,782)
                                  --------------    --------------    --------------

     Total Other Expenses                (73,174)           (5,623)         (468,213)
                                  --------------    --------------    --------------

LOSS BEFORE INCOME TAXES AND
   DISCONTINUED OPERATIONS              (361,780)         (125,671)       (2,636,099)
                                  --------------    --------------    --------------

   Income tax expense                         --                --                --
                                  --------------    --------------    --------------

NET LOSS                          $     (361,780)   $     (125,671)   $   (2,636,099)
                                  ==============    ==============    ==============


The accompanying notes are an integral part of these financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Operations (Continued)
                                   (Unaudited)

                                                                           From Inception
                                                                               of the
                                                                             Development
                                           For the Three Months Ended         Stage on
                                                     March 31,             January 1, 2004
                                         --------------------------------       Through
                                              2005              2004       March 31, 2005
                                         --------------    -------------- ---------------
BASIC LOSS PER SHARE

   Loss before discontinued operations   $        (0.02)   $        (0.01)
   Income from discontinued operations             0.00              0.00
                                         --------------    --------------

     Total Loss Per Share                $        (0.02)   $        (0.01)
                                         ==============    ==============

WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING                        15,365,088        12,192,121
                                         ==============    ==============


The accompanying notes are an integral part of these financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                       From Inception
                                                                                           of the
                                                                                         Development
                                                          For the Three Months Ended      Stage on
                                                                   March 31,           January 1, 2004
                                                         ----------------------------      Through
                                                             2005            2004       March 31, 2005
                                                         ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net Loss                                              $   (361,780)   $   (125,671)   $ (2,636,099)
   Adjustments to reconcile net loss to net cash
   provided (used) in operating activities:
     Common stock issued for services                              --              --       1,182,750
     Amortization of deferred fees                             82,500          66,500         488,500
     Bad debt expense                                          36,936              --         315,123
     Loss on investment value                                  50,000              --         326,431
   Changes in operating assets and liabilities:
     (Increase) in interest receivable - related party             --            (137)             --
     (Increase) in accounts receivable - related party             --              --              --
     Increase (decrease) in accounts payable                   22,538          (3,996)         41,054
     Increase in accounts payable - related party                  --              --           1,000
     Increase in interest payable - related party              11,095              --          18,293
     Increase in interest payable - others                     14,077              --          14,077
     Increase in accrued expenses                               8,200           2,473          46,841
     Increase in accrued expenses - related party                  --          11,261          32,000
                                                         ------------    ------------    ------------

       Net Cash Provided (Used) in Operating
        Activities                                           (136,434)        (49,570)       (170,030)
                                                         ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Increase in notes receivable - related                   (36,936)             --        (315,123)
     Increase in investments - related                        (50,000)        (52,500)       (326,431)
     Increase in deferred acquisition costs                    (1,038)             --          (8,038)
                                                         ------------    ------------    ------------

       Net Cash Used in Investing Activities                  (87,974)        (52,500)       (649,592)
                                                         ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Stock issued for cash                                         --          50,000          50,000
     Increase in notes payable                                250,000         115,000         457,500
     Payments on notes payable                                (10,000)        (13,600)       (106,989)
     Increase in convertible debenture                             --              --         200,000
     Increase in notes payable - related party                     --           9,500         272,990
     Increase in notes receivable - related party                  --         (22,100)             --
                                                         ------------    ------------    ------------

       Net Cash Provided by Financing Activities              240,000         138,800         849,241
                                                         ------------    ------------    ------------

NET INCREASE IN CASH                                           15,592          36,730          29,619

CASH, BEGINNING OF PERIOD                                      14,041              14          14,055
                                                         ------------    ------------    ------------

CASH, END OF PERIOD                                      $     29,633    $     36,744    $     43,674
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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                              From Inception
                                                                                  of the
                                                                                Development
                                              For the Three Months Ended         Stage on
                                                       March 31,              January 1, 2004
                                           -------------------------------        Through
                                                2005             2004         March 31, 2005
                                           --------------   --------------   -----------------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                            $           --   $           --
   Interest                                $           --   $           --

Non-Cash Financing Activities

   Common stock issued for assets          $           --   $      260,751
   Common stock issued for deferred fees   $           --   $       24,000



The accompanying notes are an integral part of these financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -      GOING CONCERN

              The Company's financial statements are prepared using accounting principals generally accepted in the Unites States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have an established source of revenues to cover its operating costs and to allow it to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is management's intent to seek growth by way of a merger or acquisition. It is the belief that over the next 12 months that Company will acquire at least one or more of acquisition candidates. The acquisition process should provide capital, revenue and incomes as a result. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital.

NOTE 3 -      SIGNIFICANT EVENTS

              Investment

              During the quarter ended March 31, 2005, the Company increased its investment in Tristate Metro Territories, LLC (TSMT) by $50,000, which equals an increase in the ownership of TSMT by approximately 2%, up from 9% to 11.21%. Also, the Company loaned an additional $36,936 to TSMT. A major shareholder of the Company is also the managing member of TSMT. The Company has allowed for this receivable in full and has written the value of the above investment to zero.

              New Age Systems Inc (NAS Inc)

              During the quarter ended March 31, 2005, the Company continued negotiations to acquire New Age Systems Inc (NAS Inc).

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                      March 31, 2005 and December 31, 2004

NOTE 3 -      SIGNIFICANT EVENTS (Continued)

              Note Payable

              During the quarter ended March 31, 2005, the Company borrowed $250,000 from Cornell Capital at an interest rate of 12%. The entire amount of principle and interest are due in full in September 2005.

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

On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through June 2005 we entered purchase agreements whereby the Company increased its membership interests of tri-state to 11.21% of membership interests of Tri-State. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

In addition, the Company loaned an additional $36,936 to Tri-State.

On September 14, 2004, the Company entered into a letter of intent with the shareholders of New Age Systems, Inc. ("New Age") in which the Company agreed to acquire 100% of New Age's outstanding securities from New Age's shareholders. The closing of this sale is subject to the entering of a final definitive agreement and the performance of customary due diligence. New Age is a full-service information technology provider to government and business, providing services and related products. New Age provides services in the following areas:

      o     Software Engineering,
      o     Records Management and Workflow,
      o     Network Design and Support,

      o     Program Management,
      o     Geographic/Geospatial Information System solutions, and
      o     Integrated Association Management Systems.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

      For the three months ended March 31, 2005 and March 31, 2004 we did not have any revenue. The lack of revenue is is primarily attributed to the decreasing of consulting activity.

      The operating expenses for the three months ended March 31, 2005 increased by $59,624 to $179,672 for the three months ended March 31, 2005 from $120,048 for the three months ended March 31, 2004. Our operating expenses consist of general and administrative expenses and consulting fees. The reason for the increase relates to the issuance of shares for consulting services.

      The net loss for the three months ended March 31, 2005 was $179,672 compared to net less of $120,048 for the three months ended March 31, 2004. The primary reasons for the increase in the loss was due to the reasons set for above.

Liquidity and Capital Resources

      Total current liabilities at March 31, 2005 were $1,135,867.

      We have historically incurred losses. For the three months ended March 31, 2005, we had a operating loss of $179,672. On June 15, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. For example, assuming that the 98% of lowest volume weighted average price of our common stock during the five consecutive trading days immediately following a notice date is $.245, if we request an advance in the amount of $200,000, Cornell Capital will be entitled to the following:

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

      During the quarter ended March 31, 2005, the Company borrowed $250,000 from Cornell Capital at an interest rate of 12%. The entire amount of principle and interest are due in full in September 2005.

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

ITEM 3. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      Other than the information stated below, we are not a party to any material litigation and management has no knowledge of any threatened or pending litigation against it.

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

ITEM 2. CHANGES IN SECURITIES

We have not issued securities for the period ended March 31, 2005.

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

                            SYNDICATIONNET.COM, INC.


By:      /s/Brian Sorrentino
         --------------------------------------
         Brian Sorrentino
         CEO and Principal Executive Officer
         Dated: May 23, 2005


By:      /s/Mrutyunjaya S. Chittavajhula.
         --------------------------------------
         Mrutyunjaya S. Chittavajhula.
         CFO and Principal Accounting Officer
         Dated: May 23, 2005