Form 10QSB
period 2005-06-30
SYNDICATION NET COM INC
filed 2005-08-22
CIK 1107604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  June 30, 2005

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

At August 15, 2005, there were 15,551,577 shares of common stock, $0.0001 par value per share, issued and outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                       June 30, 2005 and December 31, 2004

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                                 Balance Sheets

                                     ASSETS

                                        June 30,      December 31,
                                          2005            2004
                                      ------------    ------------
                                      (Unaudited)

CURRENT ASSETS

   Cash                               $    178,909    $     14,041
                                      ------------    ------------

     Total Current Assets                  178,909          14,041
                                      ------------    ------------


OTHER CURRENT ASSETS

   N/R - Related Party
     TSMT                                   48,831               0
   Allowance for bad debts
     TSMT                                  (48,831)              0
                                      ------------    ------------

     Total Other Current Assets                  0               0
                                      ------------    ------------


OTHER ASSETS

   Deferred acquisition costs                8,038           7,000
                                      ------------    ------------


     Total Other Assets                      8,038           7,000
                                      ------------    ------------

     TOTAL ASSETS                     $    186,947    $     21,041
                                      ============    ============



The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                              June 30,      December 31,
                                                                2005            2004
                                                            ------------    ------------
                                                            (Unaudited)

CURRENT LIABILITIES
   Accounts payable                                         $    353,949    $    324,524
   Accounts payable - related party                                    0           2,000
   Note payable - related party                                  361,830         361,830
   Interest payable - related party                               61,990          40,160
   Note payable                                                  596,761         140,511
   Interest payable                                               76,330          37,907
   Convertible debenture                                         190,000         200,000
   Interest payable - convertible debenture                       11,042           6,029
   Accrued directors fees                                         53,884          44,000
                                                            ------------    ------------

     Total Current Liabilities                                 1,705,786       1,156,964
                                                            ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued and outstanding               --              --

   Common stock: 100,000,000 shares authorized of $0.0001
    par value, 15,551,577 and 15,365,088 shares issued and
    outstanding respectively                                       1,553           1,536
   Additional paid-in capital                                  3,588,362       3,558,379
   Deferred fees                                                (107,500)       (190,000)
   Deficit accumulated prior to the development stage         (2,231,519)     (2,231,519)
   Deficit accumulated during the development stage           (2,769,735)     (2,274,319)
                                                            ------------    ------------

     Total Stockholders' Equity (Deficit)                     (1,518,839)     (1,135,923)
                                                            ------------    ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                            $    186,947    $     21,041
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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)


                                                                                                                   From inception
                                                                                                                       of the
                                                                                                                    Development
                                      For the Three Months Ended               For the Six Months Ended                stage on
                                               June 30,                                June 30,                    January 1, 2004
                                 -----------------------------------   --------------------------------------          through
                                        2005               2004               2005                 2004             June 30, 2005
                                -----------------   ----------------   ------------------   ------------------   -----------------
CONSULTING REVENUE              $              --   $             --   $               --   $               --   $              --
                                -----------------   ----------------   ------------------   ------------------   -----------------

OPERATING EXPENSES

General and administrative                 62,555             43,006              186,726              163,054             506,820
Bad debt expense                           11,895                                  48,831                   --             327,017
Consulting                                 13,115            540,500              140,615              540,500           1,421,615
                                -----------------   ----------------   ------------------   ------------------   -----------------

Total Operating Expenses                   87,565            583,506              376,172              703,554           2,255,452
                                -----------------   ----------------   ------------------   ------------------   -----------------

OPERATING LOSS                            (87,565)          (583,506)            (376,172)            (703,554)         (2,255,452)
                                -----------------   ----------------   ------------------   ------------------   -----------------

OTHER INCOME (EXPENSES)

Interest income                                 -              4,287                    -                4,425                   -
Gain (Loss) on investment                ( 20,000)                 -             ( 70,000)                 --             (346,431)
Interest expense                         ( 26,070)           (26,720)            ( 49,244)             (32,481)           (167,852)
                                -----------------   ----------------   ------------------   ------------------   -----------------

Total Other Income (Expenses)            ( 46,070)           (22,433)            (119,244)              (28,056)          (514,283)
                                -----------------   ----------------   ------------------   ------------------   -----------------

INCOME (LOSS) BEFORE INCOME TAXES
AND DISCONTINUED
OPERATIONS                               (133,635)          (605,939)            (495,416)            (731,610)         (2,769,735)
                                -----------------   ----------------   ------------------   ------------------   -----------------

INCOME TAX EXPENSE                             --                 --                   --                   --                  --
                                -----------------   ----------------   ------------------   ------------------   -----------------

INCOME (LOSS) BEFORE
DISCONTINUED OPERATIONS                  (133,635)          (605,939)            (495,416)            (731,610)
(2,769,735)                                        -----------------   ----------------   ------------------   ------------------
-----------------

Income from discontinued
operations                                     --                 --                   --                   --                  --
                                -----------------   ----------------   ------------------   ------------------   -----------------

Total income from
discontinued operations                        --                 --                  --                    --                  --
                                -----------------   ----------------   ------------------   ------------------   -----------------

NET INCOME (LOSS)               $        (133,635)   $      (605,939)   $        (495,416)  $         (731,610)  $      (2,769,735)
                                =================   ================   ------------------   ==================   =================

BASIC INCOME (LOSS) PER SHARE

Income (Loss) before discontinued
operations                      $           (0.01)   $         (0.05)  $            (0.03) $            (0.06)
Income from discontinued
operations                                   0.00               0.00                 0.00                 0.00
                                -----------------   ----------------   ------------------   ------------------

Total Income (Loss) Per Share   $           (0.01)   $         (0.05)   $           (0.03)  $            (0.06)
                                =================   ================   ==================   ==================

WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                            15,384,077         13,184,264           15,374,635           12,688,192
                                =================   ================   ==================   ==================


The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)

                                                                                                 From Inception
                                                                                                     of the
                                                                                                   Development
                                                              For the Six Months Ended              Stage on
                                                                      June 30,                   January 1, 2004
                                                       --------------------------------------        Through
                                                             2005                 2004             June 30, 2005
                                                       ------------------  ------------------ ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income/(Loss)                                   $        (495,416)  $         (731,610) $     (2,769,735)
   Adjustments to reconcile net loss to net cash
   provided (used) in operating activities:
     Common stock issued for services                                   -             437,500          1,182,750
     Amortization of deferred fees                                 82,500             153,000            488,500
     Bad debt expense                                              48,831                   -            327,018
     Loss on investment value                                      70,000                   -            346,431
   Changes in operating assets and liabilities:
     (Increase) in interest receivable - related party                  -             (2,391)                  -
     Increase (decrease) in accounts payable                       29,425              11,179             47,941
     Increase in accounts payable - related party                  (2,000)                500             (1,000)
     Increase in interest payable - related party                  21,828                   -             29,026
     Increase in accrued expenses                                  43,435              25,459             82,076
     Increase in accrued expenses - related party                   9,884             (4,848)             41,884
                                                       ------------------  ------------------  -----------------

       Net Cash Provided (Used) in Operating
        Activities                                              (191,513)           (111,211)          (225,109)
                                                       ------------------- -----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
     (Increase) in notes receivable - related                    (48,831)                   -          (327,018)
     Increase in investments - related                           (70,000)            (52,500)          (346,431)
     Increase in deferred acquisition costs                       (1,038)                   -            (8,038)
                                                       -----------------  -------------------  -----------------

       Net Cash Used in Investing Activities                    (119,869)             (52,500)         (681,487)
                                                       ------------------  ------------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock issued for cash                                              -              50,000             50,000
     Increase in notes payable                                    500,000             190,500            707,500
     Payments on notes payable                                    (23,750)           (20,000)           (120,729)
     Increase in convertible debenture                                  -              50,000            200,000
     Increase in notes payable - related party                          -               9,500            272,990
     Payments in notes payable - related party                          -            (13,600)           (24,260)
     Increase in notes receivable - related party                       -            (95,000)                  -
                                                       ------------------  ------------------- -----------------

       Net Cash Provided by Financing Activities                  476,250             171,400          1,085,491
                                                       ------------------  ------------------  -----------------

NET INCREASE IN CASH                                              164,868               7,689            178,895

CASH, BEGINNING OF PERIOD                                          14,041                  14                 14
                                                       ------------------  ------------------  -----------------

CASH, END OF PERIOD                                    $          178,909  $            7,703  $         178,909
                                                       ==================  ==================  =================


The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                        From Inception
                                                                            of the
                                                                          Development
                                             For the Six Months Ended       Stage on
                                                     June 30,           January 1, 2004
                                            ---------------------------     Through
                                                2005           2004      June 30, 2005
                                            ------------   ------------   ------------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                             $         --   $         --   $         --
   Interest                                 $         --   $     11,370   $     11,370

Non-Cash Financing Activities

   Common stock issued for deferred fees    $         --   $    264,000   $    304,000
   Common stock issued for converting N/P   $     20,000   $         --   $     20,000
   Common stock issued for converting Deb   $     10,000   $         --   $     10,000
   Common stock issued for services         $         --   $    437,500   $  1,182,750



The accompanying notes are an integral part of these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted in accordance with such rules and regulations. The information furnished in the interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principals generally accepted in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have cash or other material assets, nor does it have an established source of revenues to cover its operating costs and to allow it to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is management's intent to seek growth by way of a merger or acquisition. It is the belief that over the next 12 months that Company will acquire at least one or more of acquisition candidates. The acquisition process should provide capital, revenue and incomes as a result. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital.

NOTE 3 -      SIGNIFICANT EVENTS

              Investment

              During the quarter ended June 30, 2005, the Company increased its investment in Tri State Metro Territories, LLC (TSMT) by $20,000, which equals an increase in the ownership of TSMT by approximately 1%, up from 11.21% to 12.21%. Also, the Company loaned an additional $11,895 to TSMT. A major shareholder of the Company is also the managing member of TSMT. The Company has written down this receivable in full and has written down fully the value of the above investment to $0.

              New Age Systems Inc (NAS Inc)

              During the quarter ended June 30, 2005, the Company continued negotiations to acquire New Age Systems Inc (NAS Inc).

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                        Notes to the Financial Statements
                       June 30, 2005 and December 31, 2004

NOTE 3 -      SIGNIFICANT EVENTS (Continued)

              Note Payable

              In addition to the borrowing during the quarter ended March 31, 2005, of $250,000 from Cornell Capital at an interest rate of 12%, which along with interest thereon, is due in full in November 2005; the Company borrowed during the quarter ended June 30, 2005 an amount of $250,000 from Cornell Capital at an interest rate of 12%. The entire amount of principle and interest are due in full in January, 2006.


              Conversion of Debenture and Note Payable

              During the quarter ended June 30, 2005, the Company converted part of Convertible Debenture and part of Note Payable to Cornell Capital at the prevailing market rates as below:

              Date of Conversion  No of Shares    $ amount         Type of Loan

              06/09/2005             41,667       $ 10,000         Debenture
              06/20/2005             59,788       $ 10,000         Note Payable
              06/27/2005             85,034       $ 10,000         Note Payable

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

On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through June 2005 we entered purchase agreements whereby the Company purchased 12.21% of membership interests of Tri-State. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

On September 14, 2004, the Company entered into a letter of intent with the shareholders of New Age Systems, Inc. ("New Age") in which the Company agreed to acquire 100% of New Age's outstanding securities from New Age's shareholders. The closing of this sale is subject to the entering of a final definitive agreement and the performance of customary due diligence. New Age is a full-service information technology provider to government and business, providing services and related products. New Age provides services in the following areas:

      o     Software Engineering,
      o     Records Management and Workflow,
      o     Network Design and Support,

      o     Program Management,
      o     Geographic/Geospatial Information System solutions, and
      o     Integrated Association Management Systems.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

         For the three months ended June 30, 2005 and June 30, 2004 we did not have any revenue. The lack of revenue is primarily attributed to the decreasing of consulting activity.

         The operating expenses for the three months ended June 30, 2005 decreased by $495,941 to $87,565 for the three months ended June 30, 2005 from $583,506 for the three months ended June 30, 2004. Our operating expenses consist of general and administrative expenses and consulting fees. The reason for the decrease relates to a decrease in the issuance of shares for consulting services.

         The net loss for the three months ended June 30, 2005 was $133,635 compared to net loss of $605,939 for the three months ended June 30, 2004. The primary reasons for the decrease in net loss was decreases in expenses.

Liquidity and Capital Resources

         Total current liabilities at June 30, 2005 were $1,705,786.

         We have historically incurred losses. For the three months ended June 30, 2005, we had a operating loss of $87,565. On June 15, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. For example, assuming that the 98% of lowest volume weighted average price of our common stock during the five consecutive trading days immediately following a notice date is $.245, if we request an advance in the amount of $200,000, Cornell Capital will be entitled to the following:

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

         In addition to the borrowing during the quarter ended March 31, 2005, of $250,000 from Cornell Capital at an interest rate of 12%, which along with interest thereon, is due in full in November 2005; the Company borrowed during the quarter ended June 30, 2005 an amount of $250,000 from Cornell Capital at an interest rate of 12%. The entire amount of principle and interest are due in full in January, 2006.

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

         During the quarter ended June 30, 2005, the Company borrowed $250,000 from Cornell Capital at an interest rate of 12%. The entire amount of principle and interest are due in full in January 2006.

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

ITEM 2. ISSUANCE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

We have not issued securities for the period ended June 30, 2005 except for the following:

In addition to the borrowing during the quarter ended March 31, 2005, of $250,000 from Cornell Capital at an interest rate of 12%, which along with interest thereon, is due in full in November 2005; the Company borrowed during the quarter ended June 30, 2005 an amount of $250,000 from Cornell Capital at an interest rate of 12%. The entire amount of principle and interest are due in full in January 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2005, the Company increased its investment in Tri State Metro Territories, LLC (TSMT) by $20,000, which equals an increase in the ownership of TSMT by approximately 1%, up from 11.21% to 12.21%. Additionally, Robert Green, a former director of the Company, serves as a member of the Board of Director of Tri-State and is a member of Tri-State and a shareholder of our company.

In addition to the borrowing during the quarter ended March 31, 2005, of $250,000 from Cornell Capital at an interest rate of 12%, which along with interest thereon, is due in full in November 2005; the Company borrowed during the quarter ended June 30, 2005 an amount of $250,000 from Cornell Capital at an interest rate of 12%. The entire amount of principle and interest are due in full in January 2006.

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

                            SYNDICATIONNET.COM, INC.


By:      /s/Brian Sorrentino
         ---------------------------------
         Brian Sorrentino
         CEO and Principal Executive Officer
         Dated: August 16, 2005


By:      /s/Mrutyunjaya S. Chittavajhula.
         ---------------------------------
         Mrutyunjaya S. Chittavajhula.
         CFO and Principal Accounting Officer
         Dated: August 16, 2005