Form 10QSB
period 2005-09-30
SYNDICATION NET COM INC
filed 2005-11-21
CIK 1107604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         For the quarterly period ended
                               September 30, 2005

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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED IN RULE 12B-2 OF THE EXCHANGE ACT) YES | | NO |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

At November 17, 2005, there were 34,631,211 shares of common stock, $0.0001 par value per share, issued and outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES | | NO |X|

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                    SYNDICATION NET.COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2005 and December 31, 2004

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                         Sept 30,   December 31,
                                                           2005          2004
                                                         --------      --------
                                                       (Unaudited)

CURRENT ASSETS

   Cash                                                  $ 43,581      $ 14,041
                                                         --------      --------
   N/R - Related Party
     TSMT                                                  69,144          --
   Interest on N/R - Related Party                          3,801          --
   Accounts Receivable                                     20,025          --
                                                         --------      --------

     Total Current Assets                                  92,970          --
                                                         --------      --------


OTHER ASSETS

Investment in Tri State Metro
   Territories LLC - Related party                         80,101          --
Investment in Texas Real Estate Project                     3,020          --
Deferred acquisition costs                                   --           7,000
                                                         --------      --------

     Total Other Assets                                    83,121         7,000
                                                         --------      --------

     TOTAL ASSETS                                        $219,672      $ 21,041
                                                         ========      ========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               September 30,      December 31,
                                                                   2005               2004
                                                                -----------       -----------
                                                               (Unaudited)

CURRENT LIABILITIES
   Accounts payable                                             $    82,881       $   324,524
   Accounts payable - related party                                    --               2,000
   Note payable - related party                                     361,830           361,830
   Interest payable - related party                                  73,088            40,163
   Note payable                                                     576,761           140,511
   Interest payable                                                  65,939            37,907
   Convertible debenture                                            190,000           200,000
   Interest payable - convertible debenture                          13,469             6,028
   Accrued directors fees                                            54,084            44,000
                                                                -----------       -----------

     Total Current Liabilities                                    1,418,052         1,156,963
                                                                -----------       -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued and outstanding                --                --

   Common stock: 100,000,000 shares authorized of $0.0001
    par value, 16,775,959 and 15,365,088 shares issued and
    outstanding respectively                                          1,675             1,536
   Additional paid-in capital                                     3,633,240         3,558,379
   Deferred fees                                                   (107,500)         (190,000)
   Deficit accumulated prior to the development stage            (2,231,519)       (2,231,519)
   Deficit accumulated during the development stage              (2,494,276)       (2,274,319)
                                                                -----------       -----------

     Total Stockholders' Equity (Deficit)                        (1,198,380)       (1,135,923)
                                                                -----------       -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                $   219,672       $    21,041
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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                  From inception
                                                                                                                      of the
                                                                                                                    Development
                                      For the Three Months Ended               For the Nine Months Ended              stage on
                                            September 30,                           September 30,                 January 1, 2004
                                 -----------------------------------   --------------------------------------         through
                                        2005               2004               2005                 2004          September 30, 2005
                                -----------------   ----------------   ------------------   ------------------   -----------------
CONSULTING REVENUE              $          23,675   $             --   $           23,675   $               --   $          23,675

Cost of goods sold                         23,655                 --               23,655                   --              23,655
                                -----------------   ----------------   ------------------   ------------------   -----------------

Gross profit                                   20                 --                   20                   --                  20
                                -----------------   ----------------   ------------------   ------------------   -----------------
OPERATING EXPENSES

General and administrative                 47,919             79,014              234,646              242,068             554,739
Bad debt expense (recovery)               (48,831)                 0                    -                   --             278,186
Consulting                                 33,102            152,400              173,717              692,900           1,454,717
                                -----------------   ----------------   ------------------   ------------------   -----------------

Total Operating Expenses                   32,190            231,414              408,363              934,968           2,289,642
                                -----------------   ----------------   ------------------   ------------------   -----------------

OPERATING LOSS                            (32,170)          (231,414)            (408,343)            (934,968)         (2,287,642)
                                -----------------   ----------------   ------------------   ------------------   -----------------
OTHER INCOME (EXPENSES)

Interest income                             3,801              3,945                3,801                8,370               3,801
Other Income                              255,000                  0              255,000                    0             255,000
Gain (Loss) on investment                  61,962                  -               (8,038)                 --             (284,469)
Interest expense                          (13,134)           (27,996)             (62,377)             (60,477)           (180,986)
                                -----------------   ----------------   ------------------   ------------------   -----------------

Total Other Income (Expenses)             307,629            (24,051)             188,386              (52,108)           (206,654)
                                -----------------   ----------------   ------------------   ------------------   -----------------

INCOME (LOSS) BEFORE INCOME
  TAXES                                   275,459           (255,465)            (219,957)            (987,076)         (2,494,276)
                                -----------------   ----------------   ------------------   ------------------   -----------------

INCOME TAX EXPENSE                             --                 --                   --                   --                  --
                                -----------------   ----------------   ------------------   ------------------   -----------------

NET INCOME (LOSS)               $         275,459   $      (255,465)   $         (219,957)  $         (987,076)  $      (2,494,276)
                                =================   ================   ------------------   ==================   =================

BASIC INCOME (LOSS) PER SHARE

Income (Loss) before
discontinued operations         $            0.02   $         (0.05)  $            (0.02) $            (0.06)
                                -----------------   ----------------   ------------------   ------------------

Total Income (Loss) Per Share   $            0.02   $         (0.05)   $           (0.02)  $            (0.06)
                                =================   ================   ==================   ==================
WEIGHTED AVERAGE
NUMBER OF SHARES
OUTSTANDING                            15,810,298         13,184,264           15,599,500           12,688,192
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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                 From Inception
                                                                                                     of the
                                                                                                   Development
                                                              For the Nine Months Ended             Stage on
                                                                    September 30,                January 1, 2004
                                                       --------------------------------------        Through
                                                             2005                 2004             Sept 30, 2005
                                                       ------------------  ------------------ ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income/(Loss)                                   $         (219,957) $         (987,076) $      (2,494,276)
   Adjustments to reconcile net loss to net cash
   provided (used) in operating activities:
     Common Stock issued for services                                   -             962,250          1,182,750
     Amortization of deferred fees                                      -              15,500            406,000
     Unearned compensation                                         82,500                   -             82,500
     Bad debt expense                                                   -                   -            278,187
     Gain on release of debt                                     (250,000)                  -           (250,000)
     Loss on investment value                                           -                   -            276,431
   Changes in operating assets and liabilities:
     (Increase) in accounts receivable                            (20,025)                  -            (20,025)
     (Increase) in interest receivable - related party             (3,801)            (13,156)            (3,801)
     Increase (decrease) in accounts payable                        6,356              18,418             24,872
     Increase in accounts payable - related party                       -                   -              1,000
     Increase in interest payable - related party                  32,924             (6,372)             40,122
     Increase in interest payable - others                         28,032              18,230             28,032
     Increase in accrued expenses                                  17,526              26,750             56,167
     Increase in accrued expenses - related party                       -                   -             32,000
                                                       ------------------  ------------------  -----------------
       Net Cash Provided (Used) in Operating
        Activities                                               (326,445)             34,544           (360,041)
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Increase in notes receivable - related party                       -                   -           (278,187)
     Increase in investments - related                            (80,101)           (276,431)          (356,532)
     Increase in deferred acquisition costs                         3,980                   -             (3,020)
                                                       ------------------ -------------------  -----------------

       Net Cash Used in Investing Activities                      (76,121)           (276,431)          (637,739)
                                                       ------------------  ------------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES

     Stock issued for cash                                              -              50,000             50,000
     Increase in notes payable                                    530,000             150,500            737,500
     Payments on notes payable                                    (28,750)            (30,000)          (125,739)
     Increase in convertible debenture                                  -             200,000            200,000
     Increase in notes payable - related party                          -              92,900            272,990
     Payments on notes payable - related party                                                           (24,260)
     Increase in notes receivable - related party                 (69,144)           (221,526)           (69,144)
                                                       ------------------  ------------------  -----------------

       Net Cash Provided by Financing Activities                  432,106             241,874          1,041,347
                                                       ------------------  ------------------  -----------------

NET INCREASE IN CASH                                               29,540                 (13)            43,567

CASH, BEGINNING OF PERIOD                                          14,041                  14                 14
                                                       ------------------  ------------------  -----------------

CASH, END OF PERIOD                                    $           43,581  $                1  $          43,581
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

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                     From Inception
                                                                                         of the
                                                                                      Development
                                                         For the Nine Months Ended      Stage on
                                                                 September 30,      January 1, 2004
                                                       ----------------------------     Through
                                                             2005           2004     Sept 30, 2005
                                                       ----------      ------------ --------------

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                                        $        -      $          -
   Interest                                            $        -      $     11,370   $     11,370

Non-Cash Financing Activities

   Common stock issued for deferred fees               $        -      $    264,000   $    304,000
   Common stock issued for converting N/P              $   65,000      $          -   $     65,000
   Common stock issued for converting Debt             $   10,000      $              $     10,000
   Common stock issued for services                                    $    962,250   $  1,182,750




















                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted in accordance with such rules and regulations. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2004 Annual Report on Form 10-KSB. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

NOTE 2 - GOING CONCERN

         The Company's consolidated financial statements are prepared using accounting principals generally accepted in the Unites States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. During the quarter ended September 30, 2005 the Company engaged in a strategy of traditional growth by creating and launching HTRG & Associates as a wholly owned subsidiary. In the next 12 months, it is our intention to continue to pursue a growth strategy by way of merger and acquisition but, anticipate that the subsidiary will provide traditional style revenue and income as a complement to the overall execution of our business plan. If necessary, the Company will exercise its option to finance operations through debt and or the issuance of capital stock for services and working capital. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital.

NOTE 3 - SIGNIFICANT EVENTS

         HTRG & Associates LLC

         During the 3rd Quarter the company launched HTRG & Associates LLC as a wholly owned subsidiary that will specialize in the real estate appraisal business. The Company brought on Thomas Gibbs as the President to run the daily operations of the organization. Mr. Gibbs is also the sole owner of a consulting company named HTRG Consulting that has done specific consulting work for the company in the year of 1999 in efforts to develop and launch HCX The haircolorxperts. The Company has not settled with Mr. Gibbs on the terms of his employment contract at this time but, expects to in the near future. The nature of the relationship is to leverage the company's activities from the real estate appraisal business into real estate development. The Company will establish a formal employment contract in relation to the real estate development projects that it chooses to engage.

                    SYNDICATION NET. COM, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2005 and December 31, 2004

NOTE 3 - SIGNIFICANT EVENTS (Continued)

         Tri-State Metro Territories LLC - Related Party

         During the quarter ended September 30, 2005, the Company increased its investment in Tri State Metro Territories, LLC (TSMT) by $10,101, which equals an increase in the ownership of TSMT by approximately 1/2%, up from 12.21% to 12.75%. Also, the Company loaned an additional $20,313 to TSMT. Mr. Sorrentino, a greater than 10% shareholder of the Company, has resigned as the managing member of TSMT.

         New Age Systems Inc (NAS Inc)

         During the quarter ended September 30, 2005, the Company discontinued negotiations to acquire New Age Systems Inc (NAS Inc).

         Conversion of Debenture and Note Payable

         During the quarter ended September 30, 2005, the Company converted part of Convertible Debenture and part of Note Payable to Cornell Capital at the prevailing market rates as below:

         Date of Conversion  No of Shares      $ Amount         Type of Loan

         07/05/2005                204,082     $ 10,000         Note Payable
         09/19/2005                243,902     $ 10,000         Note Payable
         09/26/2005                776,398     $ 25,000         Note Payable

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

On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder, director and an executive officer of our company, is a 10% shareholder and has resigned as the managing member of Tri State. Additionally. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". The assets being negotiated by us include the exclusive rights to develop the franchise chain of "HCX Tri-State Metro Territories LLC" in the District of Columbia and Maryland area as well as the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. The Company has loaned Tri-State approximately $198,000 in connection with Tri-State's opening of its prototype salon in Washington, DC.

On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through September 2005 we entered purchase agreements resulting in the Company owning 12.75% of membership interests of Tri-State. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

On September 14, 2004, the Company entered into a letter of intent with the shareholders of New Age Systems, Inc. ("New Age") in which the Company agreed to acquire 100% of New Age's outstanding securities from New Age's shareholders. In the 3rd Quarter the Company has discontinued its negotiations to acquire New Age. In addition, during the 3rd quarter of 2005, Mr. Sorrentino resigned as an Executive Vice President of New Age.

During the 3rd Quarter, the Company launched HTRG & Associates LLC ("HTRG") as a wholly owned subsidiary that will specialize in the real estate appraisal business. The Company brought on Thomas Gibbs as the President of HTRG to run the daily operations of the organization. Mr. Gibbs is also the sole owner of a consulting company named HTRG Consulting that has done specific consulting work for the company in the year of 1999 in efforts to develop and launch HCX The haircolorxperts. The Company has not settled with Mr. Gibbs on the terms of his employment contract at this time. The nature of the relationship is to leverage the Company's activities from the real estate appraisal business into real estate development. The Company will establish a formal employment contract in relation to the real estate development projects that it chooses to engage.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

         For the three months ended September 30, 2005 we had revenues of $23,675 as compared to none for the three months ended September 30, 2004. The increase in revenue is primarily attributed to the revenues generated from the 1st month of operations produced from HTRG & Associates.

         The operating expenses for the three months ended September 30, 2005 decreased by $199,224 to $32,190 for the three months ended September 30, 2005 from $231,414 for the three months ended September 30, 2004. Our operating expenses consist of general and administrative expenses and consulting fees. The reason for the decrease primarily relates to a decrease in the issuance of shares for consulting services.

         The net income for the three months ended September 30, 2005 was $275,459 compared to a net loss of $255,465 for the three months ended September 30, 2004. The primary reasons for the decrease in net loss was decreases in expenses and recognition of other income in the amount of $255,000 related to the positive reclassification of investments, loans and interest due from Tri-State Metro Territories and the recognition by the Company of a $250,000 relief of debt.

Liquidity and Capital Resources

         Total current liabilities at September 30, 2005 were $1,418,052.

         We have historically incurred losses. For the three months ended September 30, 2005, we had a operating loss of $32,170. On June 15, 2004, we entered into a Standby Equity Distribution Agreement with Cornell Capital Partners, L.P. Pursuant to the Standby Equity Distribution Agreement, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $10,000,000. For each share of common stock purchased under the Standby Equity Distribution Agreement, Cornell Capital Partners will pay 98% of the lowest volume weighted average price of the common stock during the five consecutive trading days immediately following the notice date. In addition, Cornell Capital Partners will retain 5% of each advance under the Standby Equity Distribution Agreement. For example, assuming that the 98% of lowest volume weighted average price of our common stock during the five consecutive trading days immediately following a notice date is $.245, if we request an advance in the amount of $200,000, Cornell Capital will be entitled to the following:

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

         We intend for our management team to identify companies that are positioned to succeed and to assist those companies with financial, managerial and technical support. Over the next 12 months, we intend to increase revenue and gross profit margin by focusing and expanding its consulting services and seeking acquisition candidates. It is management's belief that potential acquisition targets can be better identified and assessed for risk if we first become involved with these candidates on a consulting capacity. Our strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities. We have decided to engage in the acquisition phase of our business plan. To that end, we expanded our relationship with HCX Tri-State Metro Territories and on November 7, 2003 executed a Letter of Intent pursuant to which we will acquire substantially all of the assets of Tri State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". The closing of this acquisition is subject to the entering of final definitive agreements and the performance of customary due diligence.

         Accept as it relates to the staffing of HTRG & Associates, we do not foresee any significant changes in the number of our employees over the next twelve months except in the event we finalize our acquisition of the assets of Tri-State or complete any other acquisitions which would require us to hire additional employees related to that business.

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

                           PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm the Company's business.The Company is currently not aware of nor has any knowledge of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2. ISSUANCE OF UNREGISTERED SECURITIES AND USE OF PROCEEDS

We have not issued unregistered securities during the period ended September 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5. OTHER INFORMATION

During the quarter ended September 30, 2005, the Company increased its investment in Tri State Metro Territories, LLC by approximately 1/2%, up from 12.21% to 12.75%.

During the 3rd Quarter, the Company launched HTRG & Associates LLC ("HTRG")as a wholly owned subsidiary that will specialize in the real estate appraisal business. The Company brought on Thomas Gibbs as the President of HTRG to run the daily operations of the organization. Mr. Gibbs is also the sole owner of a consulting company named HTRG Consulting that has done specific consulting work for the company in the year of 1999 in efforts to develop and launch HCX The haircolorxperts. The Company has not settled with Mr. Gibbs on the terms of his employment contract at this time. The nature of the relationship is to leverage the Company's activities from the real estate appraisal business into real estate development. The Company will establish a formal employment contract in relation to the real estate development projects that it chooses to engage.


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

                            SYNDICATIONNET.COM, INC.


By:  /s/Brian Sorrentino
     -------------------------------------
     Brian Sorrentino
     CEO and Principal Executive Officer
     Dated: November 18, 2005


By:  /s/Mrutyunjaya S. Chittavajhula.
     -------------------------------------
     Mrutyunjaya S. Chittavajhula.
     CFO and Principal Accounting Officer
     Dated: November 18, 2005