Form 10KSB
period 2005-12-31
SYNDICATION NET COM INC
filed 2006-04-17
CIK 1107604

Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

                                       OR

[ ] TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

                        Commission File Number 000-29701

                                SYNDICATION, INC.
           (Name of small business issuer as specified in its charter)

             Delaware                                         57-2218873
             --------                                         ----------
  (State or other jurisdiction of                          (I.R.S.  Employer
  incorporation or organization)                          Identification No.)

                         1250 24th Street, NW, Suite 300
                             Washington, D.C. 20037
                             ----------------------
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (202) 467-2788

Securities registered under Section 12(g) of the Exchange Act:

                               Title of Each Class
                               -------------------
                    Common Stock, par value $.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer had revenues of $66,425 for the year ended December 31, 2005. As of April 12, 2006, 99,993,946 shares of Common Stock were outstanding of which 48,500,756 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of April 12, 2006 was $463,439 (based upon the closing bid price on such date on the OTCBB of $0.009 on April 12, 2006).


Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act). Yes [ ] No [X]

Transitional Small Business Disclosure Format (check one):

Yes [ ]  No  [X]

================================================================================

                                TABLE OF CONTENTS

                                                                                                            Page

PART I .......................................................................................................3

   ITEM 1.    DESCRIPTION OF BUSINESS.........................................................................3

   ITEM 2.    DESCRIPTION OF PROPERTIES.......................................................................6

   ITEM 3.    LEGAL PROCEEDINGS...............................................................................6

   ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................6


PART II ......................................................................................................7

   ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................7


   ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........8


   ITEM 7.    CONSOLIDATED FINANCIAL STATEMENTS..............................................................11

   ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........12

   ITEM 8A    CONTROLS AND PROCEDURES........................................................................12

   ITEM 8B    OTHER INFORMATION..............................................................................12


PART III ....................................................................................................13

   ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT..............................................13

   ITEM 10.   EXECUTIVE COMPENSATION.........................................................................14

   ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................15

   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................16

PART IV .....................................................................................................

   ITEM 13.   EXHIBITS.......................................................................................16


   ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.........................................................18


                                       2

ITEM 1.  DESCRIPTION OF BUSINESS

Organizational History

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

HTRG & Associates LLC

      In September 2005, we launched HTRG & Associates LLC ("HTRG") as a wholly owned subsidiary that will specialize in the real estate appraisal business. We brought on Thomas Gibbs as the President of HTRG to run the daily operations of the organization. Mr. Gibbs is also the sole owner of a consulting company named HTRG Consulting that has done specific consulting work for the company in the year of 1999 in efforts to develop and launch HCX The haircolorxperts. We have not settled with Mr. Gibbs on the terms of his employment contract at this time. Through HTRG, we intend to leverage our activities from the real estate appraisal business into real estate development. We will establish a formal employment contract in relation to the real estate development projects that we choose to engage.

Letter Of Intent With Tri-State Metro Territories LLC

      On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder, director and an executive officer of our company, and is also a 10% shareholder in Tri State. Additionally, Robert Green serves as a member of the Board of Director of Tri-State and is a member of Tri-State and a shareholder of our company. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". The assets being negotiated by us include the exclusive rights to the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. The Company has loaned Tri-State $178,000 in connection with Tri-State's opening of its prototype salon in Washington, DC. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005 we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

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

Employees

      Other than our officers, as of April 12, 2006, we had no employees. Our success depends to a large extent upon the continued services of our officers and directors. The loss of such personnel could have a material adverse effect on our business and our results of operations.

ITEM 2.  DESCRIPTION OF PROPERTIES

      We are headquartered in 1250 24th Street, NW, Suite 300 Washington, D.C. 20037. We pay $250 per month to rent this office space. We project that such office space should be sufficient for their anticipated needs for the foreseeable future. Our telephone number is 202-467-2788 and its fax number is 301-528-4238.

ITEM 3.  LEGAL PROCEEDINGS

      We are not a party to any material litigation and management has no knowledge of any threatened or pending material litigation against it.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2005.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      Our common stock is currently traded on the Over-The-Counter Bulletin Board under the symbol SYDI. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                            Fiscal 2006               Fiscal 2005                 Fiscal 2004
                      ----------------------    ------------------------     -----------------------
COMMON STOCK             High         Low          High          Low           High           Low
--------------------  ---------    ---------    ---------     ----------     ---------     ---------
First Quarter         $  0.017     $  0.006     $   1.25      $    0.22      $   0.60      $   0.25
Second Quarter              --           --     $   0.51      $    0.07      $   1.90      $   0.55
Third Quarter               --           --     $   0.09      $    0.02      $   0.30      $   0.25
Fourth Quarter              --           --     $   0.05      $    0.004     $   1.50      $   0.15


      As of April 12, 2006, our shares of common stock were held by approximately 41 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker "street names" for the benefit of individual investors. The transfer agent of our common stock is Pacific Stock Transfer, Inc.

Securities Authorized for Issuance Under Equity Compensation Plans

      As of the year ended December 31, 2005, we did not have a definitive equity compensation plan authorizing us to issue shares of common stock.

Dividends

      It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Sale of Securities that were not Registered Under the Securities Act of 1933

      During the quarter ended March 31, 2005, we borrowed $250,000 from Cornell Capital at an interest rate of 12%. The entire amount of principle and interest was due in full in September 2005. On February 6th 2006, this obligation was retired as paid in full.

      During the quarter ended June 30, 2005, we borrowed an amount of $250,000 from Cornell Capital at an interest rate of 12%. The entire amount of principle and interest was due in full in January 2006. On February 6th 2006, this obligation was retired as paid in full.

On December 30, 2005, in order to obtain alternative funding for our ongoing operations, we executed a Securities Purchase Agreement (the "Agreement") for the sale of (i) $1,150,000 in secured convertible debentures (the "Debentures") and (ii) stock purchase warrants (the "Warrants") to buy 120,000,000 shares of our common stock. The Debentures are convertible at a price equal to the lower of (i) $0.0132 or (ii) 85% of the lowest weighted average price during the 30 trading days immediately preceding the conversion date. The Warrants are exercisable until five years from the date of issuance at the following exercise prices:

o   $0.008 with respect to 36,000,000 shares of common stock;
o   $0.01 with respect to 36,000,000 shares of common stock;
o   $0.02 with respect to 21,000,000 shares of common stock;
o   $0.05 with respect to 16,000,000 shares of common stock; and
o   $0.10 with respect to 11,000,000 shares of common stock.

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

HTRG & Associates LLC

      In September 2005, we launched HTRG & Associates LLC ("HTRG") as a wholly owned subsidiary that will specialize in the real estate appraisal business. We brought on Thomas Gibbs as the President of HTRG to run the daily operations of the organization. Mr. Gibbs is also the sole owner of a consulting company named HTRG Consulting that has done specific consulting work for the company in the year of 1999 in efforts to develop and launch HCX The haircolorxperts. We have not settled with Mr. Gibbs on the terms of his employment contract at this time. Through HTRG, we intend to leverage our activities from the real estate appraisal business into real estate development. We will establish a formal employment contract in relation to the real estate development projects that we choose to engage.

      On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder, director and an executive officer of our company, is a 10% shareholder in Tri State. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts. The assets being negotiated by us include the exclusive to the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005 we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

Fiscal Year Ended December 31, 2005 Compared to Fiscal Year Ended December 31, 2004

      For the year ended December 31, 2005, our revenue increased by $66,425 to $66,425 for the year ended December 31, 2005 from $0 for the year ended December 31, 2004. The increase is primarily attributed to the revenue generated by HTRG & Associates LLC the Company's new subsidiary that came on line in September 2005.

      The operating expenses for the period ended December 31, 2005 decreased by $900,866 to $978,414 for the year ended December 31, 2005 from $1,879,280 for the year ended December 31, 2004. Our operating expenses consist primarily of general and administrative expenses and consulting fees which increased by $268,702 and decreased $972,133, respectively. The reason for the changes relate to the ability of the Company to pay for services with cash instead of relying on the issuance of shares for consulting services.

      The net loss for the year ended December 31, 2005 was $2,334,408 compared to net less of $2,274,319 for the year ended December 31, 2004. The primary reason for the decrease in the loss was due to the reasons set for above.

      Liquidity and Capital Resources

      Total current assets at December 31, 2005 were $267,984. We have historically incurred losses. For the fiscal year ended December 31, 2005, we had a net loss of $2,334,408.

      On December 30, 2005, Syndication Net.com, Inc. (the "Company"), in order to obtain alternative funding for its ongoing operations of the Company, entered into a Termination Agreement with Cornell Capital Partners, LP (the "Investor") pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30th 2005, the company then executed a Securities Purchase Agreement (the "Agreement") for the sale of (i) $1,150,000 in secured convertible debentures (the "Debentures") and (ii) stock purchase warrants (the "Warrants") to buy 120,000,000 shares of our common stock. On December 30, 2005, the company issued $300,000 of the $1,150,000 debenture.

      The debentures bears interest at 12 percent, mature three years from the date of issuance, and are convertible into the Company's common stock, at a conversion price equal to the lower of (i) $0.0132 or (ii) 85% of the lowest weighted average price during the 30 trading days immediately preceding the conversion date.

      In accordance with EITF-00-19 and SFAS 150, and because there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature will be accounted for as a derivative liability, with the fair value recorded in earnings each period. On February 6, 2006 the company issued an additional $700,000 of the $1,150,000 debenture and expects to issue the final $150,000 of the $1,150,000 debenture on the date that the SEC approves the pending registration of said debenture.

      Our future revenues and profits, if any, will depend upon various factors, including the following:

      Whether we will be able to effectively evaluate the overall quality and industry expertise of potential acquisition candidates; whether we will have the funds to provide seed capital and mezzanine financing to brick-and-mortar, e-commerce and Internet-related companies; and whether we can develop and implement business models that will enable growth companies to develop.

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

      We do not foresee any significant changes in the number of our employees over the next twelve months except in the event we finalize an acquisition. We have not paid dividends on our common stock, and intend to reinvest our earnings to support our working capital and expansion requirements. We intend to continue to utilize our earnings in the development and expansion of the business and do not expect to pay cash dividends in the foreseeable future. It is the belief of management that as we move toward an active trading status the ability to raise capital by stock issuance to effect our business plan is enhanced.

      We do not expect to sell any manufacturing facilities or significant equipment over the next twelve months except within the demands of potential acquisitions that we may pursue.

Off-Balance Sheet Arrangements

      We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

ITEM 7 FINANCIALS


                                SYNDICATION, INC.
                      (formerly SYNDICATION NET.COM, INC.)
                          (A Development Stage Company)
                        CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm...................... 2

Balance Sheet................................................................ 3

Statements of Operations..................................................... 5

Statements of Stockholders' Equity (Deficit) ................................ 6

Statements of Cash Flows..................................................... 9

Notes to the Financial Statements........................................... 11

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors of
Syndication, Inc.
(Formerly Syndication Net.com, Inc.)
(A Development Stage Company)
Washington DC

We have audited the accompanying consolidated balance sheet of Syndication, Inc. (formerly Syndication Net.com, Inc.) (a development stage company) at December 31, 2005, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2005 and 2004 and from inception of the development stage on January 1, 2004 through December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Syndication, Inc. (formerly Syndication Net.com, Inc.) (a development stage company) at December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 and from inception of the development stage on January 1, 2004 through December 31, 2005 in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has recorded significant losses from operations, and has no revenues to support operational cash flows, which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
April 13, 2006

                                SYNDICATION, INC.
                      (formerly SYNDICATION NET.COM, INC.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet


                                     ASSETS
                                     ------

                                                                    December 31,
                                                                        2005
                                                                    ------------
CURRENT ASSETS

   Cash                                                             $    255,684
   Accounts receivable                                                    12,300
   Note receivable, Net (Note 13)                                             --
                                                                    ------------

     Total Current Assets                                                267,984
                                                                    ------------

OTHER ASSETS

   Investment, net (Note 10)                                                  --
   Debt offering costs                                                    60,000
                                                                    ------------

     Total Other Assets                                                   60,000
                                                                    ------------

     TOTAL ASSETS                                                   $    327,984
                                                                    ============


        The accompanying notes are an integral part of these consolidated financial statements.

                                SYNDICATION, INC.
                      (formerly SYNDICATION NET.COM, INC.)
                          (A Development Stage Company)
                     Consolidated Balance Sheet (Continued)


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
                 ----------------------------------------------

                                                                   December 31,
                                                                       2005
                                                                  -------------
CURRENT LIABILITIES

   Accounts payable                                               $     103,717
   Accounts payable-related party                                        18,419
   Note payable - related party (Note 5)                                368,937
   Interest payable - related party (Note 5)                             84,104
   Note payable                                                         301,761
   Interest payable                                                      37,043
   Interest payable - convertible debenture                               1,318
   Derivative liability                                               1,668,627
                                                                  -------------


     Total Current Liabilities                                        2,583,926
                                                                  -------------

LONG TERM LIABILITIES
   Convertible debenture (Note 7)                                       168,038
   Convertible debenture (net of $300,000 discount)                          --
                                                                  -------------


     Total Long Term Liabilities                                        168,038
                                                                  -------------

     Total Liabilities                                                2,751,964
                                                                  -------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.001 par value, no shares issued and outstanding                       --
   Common stock: 3,000,000,000 shares authorized of $0.001
    par value, 95,271,074 shares issued and outstanding                   9,994
   Additional paid-in capital                                         4,406,272
   Deficit accumulated prior to the development stage                (2,231,519)
   Deficit accumulated during the development stage                  (4,608,727)
                                                                  -------------

     Total Stockholders' Equity (Deficit)                            (2,423,980)
                                                                  -------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)         $     327,984
                                                                  =============


        The accompanying notes are an integral part of these consolidated financial statements.

                                SYNDICATION, INC.
                      (formerly SYNDICATION NET.COM, INC.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations


                                                                                    From inception of the
                                                    For the Twelve Months Ended      Development stage on
                                                          December 31,                 January 1, 2004
                                                  ------------------------------           through
                                                      2005              2004          December 31, 2005
                                                  ------------      ------------      ------------------
CONSULTING REVENUE                                $     66,425      $         --      $           66,425
                                                  ------------      ------------      ------------------

OPERATING EXPENSES

   Bad debt expense                                     80,752           278,187                 358,939
   General and administrative                          588,795           320,093                 908,888
   Consulting                                          308,867         1,281,000               1,589,867
                                                  ------------      ------------      ------------------

     Total Operating Expenses                          978,414         1,879,280               2,857,694
                                                  ------------      ------------      ------------------

OPERATING LOSS                                        (911,989)       (1,879,280)             (2,791,269)
                                                  ------------      ------------      ------------------

OTHER (EXPENSES)

   Loss on investment value                             (8,038)         (276,431)               (284,469)
   Other income                                         35,932                --                  35,932
   Loss on derivative liability                     (1,368,627)               --              (1,368,627)
   Interest expense                                    (81,686)         (118,608)               (200,294)
                                                  ------------      ------------      ------------------

     Total Other (Expenses)                         (1,422,419)         (395,039)              1,817,458
                                                  ------------      ------------      ------------------

LOSS BEFORE INCOME TAXES                            (2,334,408)       (2,274,319)             (4,608,627)
                                                  ------------      ------------      ------------------

INCOME TAX EXPENSE                                          --                --                      --
                                                  ------------      ------------      ------------------

NET INCOME (LOSS)                                 $ (2,334,408)     $ (2,274,319)     $       (4,608,727)
                                                  ============      ============      ==================

BASIC LOSS PER SHARE

   Total Income (Loss) Per Share                  $      (0.11)     $      (0.17)
                                                  ============      ============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       21,140,178        13,391,577
                                                  ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.


                                SYNDICATION, INC.
                      (formerly SYNDICATION NET.COM, INC.)
                          (A Development Stage Company)
            Consolidated Statements of Stockholders' Equity (Deficit)


                                                        Common Stock            Additional
                                                ---------------------------       Paid-In        Deferred        Accumulated
                                                   Shares          Amount         Capital          Fees            Deficit
                                                -----------     -----------     -----------     -----------      -----------

Balance, December 31, 2003                       12,075,088     $     1,207     $ 2,021,959     $  (292,000)     $(2,231,519)

Common stock issued for cash at $1.00
  per share on February 16, 2004                     50,000               5          49,995              --               --

Common stock issued for deferred fees at
  $0.80 per share on February 16, 2004               30,000               3          23,997         (24,000)              --

Common stock issued for assets at $0.90
  per share on February 28, 2004                    120,000              12         107,988              --               --

Common stock issued for assets at $0.65
  per share on March 17, 2004                       160,000              16         103,984              --               --

Common stock issued for assets at $0.65
  per share on March 17, 2004                        15,000               2           9,748              --               --

Common stock issued for assets at $0.65
  per share on March 17, 2004                        60,000               6          38,994              --               --

Common stock issued for deferred fees at
   $0.40 per share on May 18, 2004                  600,000              60         239,940        (240,000)              --

Common stock issued for services at $0.35
   per share on June 1, 2004                      1,200,000             120         419,880              --               --

Common stock issued for additional interest
   on default on note payable at $0.35 per
   share on June 15, 2004                            50,000               5          17,495              --               --

Beneficial conversion feature of
   convertible debentures                                --              --          50,000              --               --

Common stock issued for services at $0.44
   per share on December 1, 2004                    675,000              67         296,932              --               --

Common stock issued for deferred fees at
   $0.50 per share on December 9, 2004               80,000               8          39,992         (40,000)              --

Common stock issued for services at $0.55
   per share on December 27, 2004                   250,000              25         137,475              --               --

Amortization of deferred fees                            --              --              --         406,000               --

Net loss for the year ended
   December 31, 2004
                                                         --              --              --              --       (2,274,319)
                                                -----------     -----------     -----------     -----------      -----------

Balance, December 30, 2004                       15,365,088           1,536       3,558,379        (190,000)      (4,505,838)

Amortization of deferred fees                            --              --              --          82,500               --
                                                -----------     -----------     -----------     -----------      -----------
Subtotal                                         15,365,088     $     1,536     $ 3,558,379     $  (107,500)     $(4,505,838)
                                                -----------     -----------     -----------     -----------      -----------


        The accompanying notes are an integral part of these consolidated financial statements.


                                SYNDICATION, INC.
                      (formerly SYNDICATION NET.COM, INC.)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                               Common Stock              Additional
                                       ----------------------------        Paid-In          Deferred        Accumulated
                                         Shares           Amount           Capital            Fees            Deficit
                                       -----------      -----------      -----------      -----------       -----------
Balance Forward                         15,365,088      $     1,536      $ 3,558,379      $  (107,500)      $(4,505,838)

Common stock issued at $0.24 per
   share per Irrevocable
   TA instructions free trading
   on June 09, 2005                         41,667                4            9,995               --                --

Common stock issued at $0.17 per
   share on June 20, 2005
   Loan payoff - draw 1                     59,788                5            9,995               --                --

Common stock issued at $0.12 per
   share on June 27, 2005
   Loan payoff - draw 2                     85,034                8            9,992               --                --

Common stock issued at $0.05 per
   share on July 05, 2005
   Loan payoff - draw 3                    204,082               20            9,980               --                --

Common stock issued at $0.041 per
   share on Sep 19, 2005
   Loan payoff - draw 4                    243,902               24            9,976               --                --

Common stock issued at $0.03 per
   share on Sep 26, 2005
   Loan payoff - draw 5                    776,398               78           24,922               --                --

Common stock issued at $0.017 per
   share on Oct 03, 2005
   Note Payable                          1,488,095              149           24,851               --                --

Common stock issued at $0.014 per
   share on Oct 10, 2005
   Note Payable                          2,551,020              255           24,745               --                --

Common stock issued at $0.011 per
   share on Oct 24, 2005
   Note Payable                          2,319,109              232           24,768               --                --

Common stock issued at $0.008 per
   share on Oct  31, 2005
   Note Payable                          3,188,776              319           24,681               --                --
Common stock issued at $0.007 per
   share on Nov 07, 2005
   Note Payable                          3,644,315              364           24,636               --                --

Common stock issued at $0.007 per
   share on Nov 07, 2005
   Interest on Note Payable              3,594,872              359           24,301               --                --

Common stock issued at $0.005 per
   share on Nov 14, 2005
   Note Payable                          4,611,837              464           24,536               --                --

Common stock issued at $0.004 per
   share on Nov 17, 2005
   Convertible debenture                 2,439,024              244            9,756               --                --

Common stock issued at $0.005 per
   share on Nov 21, 2005
   Note Payable                          4,813,246              481           24,519               --                --

Common stock issued at $0.007 per
   share on Nov 28, 2005
   Note Payable                          3,644,315              364           24,636               --                --

                                       -----------      -----------      -----------      -----------       -----------
Subtotal                                49,070,568      $     4,908      $ 3,864,668      $  (107,500)      $(4,505,838)
                                       -----------      -----------      -----------      -----------       -----------


        The accompanying notes are an integral part of these consolidated financial statements.


                                SYNDICATION, INC.
                      (formerly SYNDICATION NET.COM, INC.)
                          (A Development Stage Company)
      Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                               Common Stock              Additional
                                       ----------------------------        Paid-In          Deferred        Accumulated
                                         Shares           Amount           Capital            Fees            Deficit
                                       -----------      -----------      -----------      -----------       -----------
Balance Forward                         49,070,568      $     4,908      $ 3,864,668      $  (107,500)      $(4,505,838)

Common stock issued at $0.004 per
   share on Dec 01, 2005
   Convertible debenture                 1,662,500              166            6,484               --                --

Common stock issued at $0.021 per
   share on Dec 09, 2005
   Note Payable                          1,214,772              121           24,879               --                --

Common stock issued at $0.005 per
   share on Dec 12, 2005
   Convertible debenture                 1,106,667              111            5,201               --                --

Common stock issued at $0.015 per
   share on Dec 12, 2005
   Note Payable                          1,759,324              176           24,824               --                --

Common stock issued at $0.013 per
   share on Dec 19, 2005
   Note Payable                          1,962,323              196           24,804               --                --

Common stock issued at $0.011 per
   share on Dec 29, 2005
   To Directors for services & fee      38,500,000            3,850          431,200               --                --

Amortization of deferred fees                   --               --               --          107,500                --

Related party debt settlement                   --               --           24,678

Price rounding adjustments on
   issuance dates above                     (5,080)             466             (466)              --                --

Net loss for the year
   December 31, 2005                            --               --               --               --        (2,334,408)
                                       -----------      -----------      -----------      -----------       -----------

Balance on December 31, 2005            95,271,074      $     9,994      $ 4,406,272               --       $(6,840,246)
                                       ===========      ===========      ===========      ===========       ===========

Deficit accumulated prior to
   development stage                                                                                        $(2,231,519)
Deficit accumulated during the
   development stage                                                                                         (4,608,727)
                                                                                                            -----------

Accumulated deficit                                                                                         $(6,840,246)
                                                                                                            ===========


        The accompanying notes are an integral part of these consolidated financial statements.


                                SYNDICATION, INC.
                      (formerly SYNDICATION NET.COM, INC.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                                    From Inception
                                                                                                        of the
                                                                                                     Development
                                                            For the Twelve Months Ended                Stage on
                                                                    December 31,                   January 1, 2004
                                                      --------------------------------------            through
                                                             2005                 2004            December 31,  2005
                                                      ----------------      ----------------      ------------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net Loss                                           $     (2,334,408)     $     (2,274,319)     $       (4,608,727)
   Adjustments to reconcile net loss to net cash
    provided (used) in operating activities:
     Common stock issued for services                          234,982             1,182,750               1,417,732
     Amortization of deferred fees                                  --               406,000                 406,000
     Bad debt expense                                               --               278,187                 278,187
     Loss on investment value                                       --               276,431                 276,431
     Gain on accounts payable write off                        (39,932)                   --                 (39,932)
     Unearned compensation                                     190,000                    --                 190,000
     Increase in allowance for bad debts                        80,752                    --                  80,752
   Changes in operating assets and liabilities:
     Increase in accounts receivable                           (12,300)                   --                 (12,300)
     Increase in interest payable - related party               43,941                 7,198                  51,139
     Increase in interest payable - others                      40,014                    --                  40,014
     Increase in accounts payable - related party               16,419                 1,000                  17,419
     Increase (decrease) in accounts payable                    29,193                18,516                  47,709
     Increase in accrued expenses                                   --                38,641                  38,641
     Increase in directors fee accrued                         (44,000)                   --                 (44,000)
     Increase in accrued expenses - related party                   --                32,000                  32,000
     Increase in deferred acquisition costs                      7,000                (7,000)                     --
     Increase in debt offering costs                           (60,000)                   --                 (60,000)
     Increase in derivative liability                        1,368,627                    --               1,368,627
                                                      ----------------      ----------------      ------------------

       Net Cash Used in Operating  Activities                 (479,712)              (40,596)               (520,308)
                                                      ----------------      ----------------      ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Increase in notes receivable - related                      (80,752)             (278,187)               (358,939)
   Increase in investments - related                                --              (276,431)               (276,431)
                                                      ----------------      ----------------      ------------------
       Net Cash Used in Investing Activities                   (80,752)             (554,618)               (635,370)
                                                      ----------------      ----------------      ------------------


        The accompanying notes are an integral part of these consolidated financial statements.


                                SYNDICATION, INC.
                      (formerly SYNDICATION NET.COM, INC.)
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows - continued


                                                                                                           From Inception
                                                                                                               of the
                                                                                                            Development
                                                               For the Twelve Months Ended                    Stage on
                                                                      December 31,                         January 1, 2004
                                                     ----------------------------------------------            through
                                                            2005                       2004               December 31,  2005
                                                     --------------------      --------------------      --------------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Stock issued for cash                                             --                    50,000                    50,000
     Increase in notes payable                                         --                   207,500                   207,500
     Proceeds from notes payable                                  500,000                        --                   500,000
     Payments on notes payable                                     (5,000)                  (96,989)                 (101,989)
     Increase in notes payable - related party                      7,107                   272,990                   280,097
     Payments on notes payable - related party                         --                   (24,260)                  (24,260)
     Increase in convertible debenture                                 --                   200,000                   200,000
     Increase in convertible debenture - new                      300,000                        --                   300,000
                                                     --------------------      --------------------      --------------------

       Net Cash Provided by Financing Activities                  802,107                   609,241                 1,411,348
                                                     --------------------      --------------------      --------------------

NET INCREASE (DECREASE) IN CASH                                   241,643                    14,027                   255,670

CASH, BEGINNING OF PERIOD                                          14,041                        14                        14
                                                     --------------------      --------------------      --------------------

CASH, END OF PERIOD                                  $            255,684      $             14,041      $            255,684
                                                     ====================      ====================      ====================


SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                                      $                 --      $                 --      $                 --
   Interest                                          $                 --      $             11,370      $             11,370

Non-Cash Financing Activities

   Common stock issued for deferred fees             $                 --      $            304,000      $            304,000
   Common stock issued for services                  $            234,982      $          1,182,750      $          1,417,732
   Common stock issued for converting N/P            $            340,001      $                 --      $            340,001
   Common stock issued for convertible debenture     $             21,962      $                 --      $             21,962
   Forgiveness of debt - related party               $             24,678      $                 --      $             24,678


        The accompanying notes are an integral part of these consolidated financial statements.


NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            a.    Organization

            The financial statements presented are those of Syndication, Inc. (formerly Syndication Net.com, Inc.) (Syndication). Syndication was incorporated under the name of Generation Acquisition Corporation (Generation) on March 25, 1999 under the laws of the State of Delaware to engage in any lawful act or activity. Effective August 16, 1999, Life2K.com, Inc. (Life2K) issued 16,200,000 shares of its common stock and 60,000 shares of its preferred stock in exchange for the issued and outstanding stock of Kemper. Effective October 13, 2000, pursuant to an Agreement and Plan of Organization between Generation Acquisition Corporation and Life2K, Generation Acquisition Corporation issued 10,387,750 shares of its outstanding common stock for 100% of the outstanding shares of Life2K. As part of the transaction, Life2K was merged with and into Generation Acquisition Corporation, Life2K was dissolved and Generation Acquisition Corporation changed its name to Syndication Net.com, Inc. and then to Syndication, Inc.

            HTRG & Associates was formed on August 27, 2005, and is a wholly owned subsidiary of Syndication. HTRG & Associates is a real estate appraisal, evaluation, and development company.

            b.    Accounting Method

            The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

            c.    Cash and Cash Equivalents

            The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

            d.    Accounts Receivable

            Accounts receivable consist of an amount due from a related company in the form of a note receivable. The note carries a balance of $85,863, which includes interest receivable on the note. The balance of the note has been fully allowed for as of December 31, 2005

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

              e.  Basic Loss Per Share

              The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements as follows:

                                                         For the Years Ended
                                                             December 31,
                                                      -------------------------
                                                          2005          2004
                                                      ------------  -----------
                Net Loss                              $ (2,334,408) $(2,274,319)
                                                      ------------  -----------

                    Total Income (Loss) Per Share     $      (0.11) $     (0.17)
                                                      ============  ===========

              Weighted Average Number of Shares
                Outstanding                             21,140,178   13,391,577
                                                      ============  ===========

            f.    Recent Accounting Pronouncements

            In November 2004, the FASB issued SFAS No. 151 "Inventory Costs, an amendment of ARB No. 43, Chapter 4. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

            In December 2004, the FASB issued SFAS No.152, "Accounting for Real Estate Time-Sharing Transactions--an amendment of FASB Statements No. 66 and 67" ("SFAS 152) The amendments made by Statement 152 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

NOTE 1 -      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
              (Continued)

            f.    Recent Accounting Pronouncements (Continued)

            In December 2004, the FASB issued SFAS No.153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions."The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The Board believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the Board believes this Statement produces financial reporting that more faithfully represents the economics of the transactions. The Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of this Statement shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

            In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company adopted Statement 123(R) in December of 2005.

            In December 2004, the Financial Accounting Standards Board issued two FASB Staff Positions - FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continued)

            f.    Recent Accounting Pronouncements (Continued)

            In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

            In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

            In May 2005, the FASB issued FASB Statement No. 154, "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

            In February of 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments", which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125." SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

      The implementation of the provisions of these pronouncements are not expected to have a significant effect on the Company's financial statement presentation.

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continued)

            g.    Property and Equipment

      Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed form the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment. Depreciation is computed using the straight-line method over a period of five years. As of December 31, 2005 & December 31, 2004, all equipment has been fully depreciated.

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

      Net deferred tax assets consist of the following components as of December 31, 2005 and 2004:

                                                        2005          2004
                                                      ---------    ----------
            Deferred tax assets
                NOL Carryover                         $ 800,106    $  581,990
                Accrued expenses                          2,772        15,665

            Deferred tax liabilities:                         -             -

            Valuation allowance                        (802,878)     (597,655)
                                                      ---------    ----------

            Net deferred tax asset                    $       -    $        -
                                                      =========    ==========

            The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 39% to pretax income from continuing operations for the years ended December 31, 2005 and 2004 due to the following:

                                                         2005         2004
                                                    ------------  -----------

            Book income                             $   (910,380) $  (886,984)
            Stock for services/options expense           533,764      479,620
            Bad debt                                      31,493      114,204
            Loss on write down                            32,553      107,810
            Discount debentures                          117,000        5,850
            Other                                         (9,653)          45
            Valuation allowance                          205,223      179,455
                                                    ------------  -----------

                                                    $          -  $         -
                                                    ============  ===========

NOTE 1 -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
            (Continued)

            h.    Provision for Income Taxes (continued)

            At December 31, 2005, the Company had net operating loss carry forwards of approximately $4,608,727 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the December 31, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

            j.    Advertising

            The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2005 and 2004 was $545 and $2,527 respectively.

            k.    Revenue Recognition Policy

            The operations of the Company's wholly owned subsidiary, HTRG & Associates are still in the initial stages. Revenues are recognized as they are earned with respect to its appraisal and real estate evaluation services.

            l.    Principles of Consolidation

            The consolidated financial statements contain the financial statements for Syndication, Inc. and its wholly owned subsidiary, HTRG & Associates, Inc. All material intercompany transactions were eliminated upon consolidation.

            m.    Name Change

            In the first Quarter of 2006 the Board of Directors approved and directed the appropriate corporate offices to amend Article I of the Certificate of Incorporation so that it is superceded and was replaced as follows:

            The Name of Corporation. The name of the Corporation is Syndication, Inc.

            n.    Change of Authorized Shares

            In the first Quarter of 2006 the Board of Directors approved and directed that the appropriate corporate offices amend Article IV of the Certificate of Incorporation so that it was superseded and was replaced as follows: The total number of shares of stock which the corporation shall have authority to issue is three billion twenty million (3,020,000,000) of which three billion (3,000,000,000)
            shares shall be Common Stock with a par value of $.0001 and twenty million (20,000,000) shares shall be Preferred Stock with a par value of $.0001. The Board of Directors is authorized, subject to limitations prescribed by law and the provisions of this Article Fourth, to provide by resolution or resolutions for the issuance of the shares of Preferred Stock in one or more series, and by filing a certificate pursuant to the applicable laws of Delaware to establish from time to time the number of shares included in any such series, and to fix the designation, powers, preferences and rights of the shares of any such series and the qualifications, limitations or restrictions thereof.

NOTE 2 -    PROPERTY AND EQUIPMENT

            Property and equipment consists of the following at December 31, 2005:

            Office equipment                                      $       4,550
            Accumulated depreciation                                     (4,550)
                                                                  -------------

            Net property and equipment                            $           -
                                                                  =============

            Depreciation expense for the years ended December 31, 2005 and 2004 was $0 and $0, respectively.

NOTE 3 -    COMMITMENTS AND CONTINGENCIES

            During the first three quarters of 2005, members of the board of directors received compensation of 20,000 shares of the Company's common stock. During the fourth quarter, board members received 23,000,000 shares of the Company's common stock for services provided.

NOTE 4 -    PREFERRED STOCK

            The shareholders of the Company have authorized 20,000,000 shares of preferred stock with a par value of $0.001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

NOTE 5 -    NOTES PAYABLE - RELATED PARTY

            Notes payable to related parties consisted of the following at December 31, 2005:

            Note payable to a related party, due on demand,
             plus interest at 10% per annum, unsecured.        $    368,937

            Less: Current Portion                                  (368,937)
                                                               ------------

            Long-Term Notes Payable to Related Parties         $     -
                                                               ============

            The aggregate principal maturities of notes payable to related parties are as follows:

                      Year Ended
                      December 31,                                 Amount
                      ------------                           -----------------

                          2006                               $         368,937
                          2007                                               -
                          2008                                               -
                          2009                                               -
                   2010 and thereafter                                       -
                                                             -----------------

                         Total                               $         368,937
                                                             =================


            Interest expense for the year ended December 31, 2005 and 2004 was $43,941 and $40,163 respectively. The total interest payable on this note is $84,104.

NOTE 6 -    GOING CONCERN

            The Company's consolidated financial statements are prepared using accounting principals generally accepted in the Unites States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $4,608,727 at December 31, 2005 which raises substantial doubt about the Company's ability to continue as a going concern. At year end close, the Company had cash resources of $255,684.00 and the recent establishment of initial stage sources of revenue to cover its operating costs and to allow it to continue as a going concern. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is management's intent to seek growth by way of a merger or acquisition. It is the belief that over the next 12 months that Company will acquire at least one or more of acquisition candidates. The acquisition process should provide capital, revenue and incomes as a result. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital.

NOTE 7 -    CONVERTIBLE DEBENTURE

            On December 30, 2005, Syndication Net.com, Inc. (the "Company"), in order to obtain alternative funding for its ongoing operations of the Company, entered into a Termination Agreement with Cornell Capital Partners, LP (the "Investor") pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30th 2005, the company then executed a Securities Purchase Agreement (the "Agreement") for the sale of (i) $1,150,000 in secured convertible debentures (the "Debentures") and (ii) stock purchase warrants (the "Warrants") to buy 120,000,000 shares of our common stock. On December 30, 2005, the company issued $300,000 of the $1,150,000 debenture.

            The debentures bear interest at 12 percent, mature three years from the date of issuance, and are convertible into the Company's common stock, at a conversion price equal to the lower of (i) $0.0132 or
            (ii) 85% of the lowest weighted average price during the 30 trading days immediately preceding the conversion date.

            In accordance with EITF-00-19 and SFAS 150, and because there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature will be accounted for as a derivative liability, with the fair value recorded in earnings each period. On February 6, 2006 the company issued an additional $700,000 of the $1,150,000 debenture and expects to issue the final $150,000 of the $1,150,000 debenture on the date that the SEC approves the pending registration of said debenture.

NOTE 8 -    COMMON STOCK

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

            During the year ended December 31, 2004, the Company issued 2,235,000 shares of common stock for services valued between $0.35 and $0.55 per share.

            The Company issued 960,000 shares of common stock valued between $0.40 and $0.80 per share for deferred legal fees during 2004

            On June 15, 2004, the Company issued 50,000 shares of common stock for defaulting on a note payable at $0.35 per share.

            During June 2005, the Company issued 41,667 shares of common stock at $0.24 per share per an irrevocable agreement with its transfer agent.

            During the year ended December 31, 2005, the Company issued 41,120,417 shares of common stock for payments on notes, loans, and accrued interest. These shares were valued between $0.004 and $0.021 per share.

            The Company issued 38,500,000 shares of common stock valued at $0.011 per share for services rendered by its board of directors.

NOTE 9 -    NOTE PAYABLE

            At December 31, 2005, the Company had five notes payable totaling $301,761. These notes are unsecured and due on demand. Interest is accrued at 10% per annum. Interest expense for the years ended December 31, 2005 & 2004 was $81,686 and $37,907 respectively.

NOTE 10 -   INVESTMENT

            During the twelve months ended December 31, 2005, the Company purchased 723 Class "A" Preferred stock in Tristate Metro Territories, LLC (TSMT). The valuation of this investment was $83,468. This investment is valued at the lower of cost or market and represents approximately 3% of TSMT. A major shareholder of the Company is also a member of TSMT. As of December 31, 2005 the Company has been unable to establish a market value for its investment, and thus has written its value to zero and recognized a loss of $83,468.

NOTE 11 -   NOTE RECEIVABLE - RELATED PARTY

            During the year end December 31, 2005, the Company loaned $80,752 to a related company. The note is unsecured and due on demand. The Company now believes that recovering the amount of the note is unlikely and has allowed for the note in full. The Company has recognized bad debt of $80,752.

NOTE 12 -   WARRANTS & OPTIONS

            The following table summarizes option and warrant activity during the years ended December 31, 2004 and 2005.

                                                    Options
                                                   and Warrants    Options or Warrants
                                                   Outstanding       Price Per Share

            Outstanding at January 1, 2005               --
                  Options granted                        --
                  Warrants issued               120,000,000         $  0.008 - 0.10
                  Expired                                --                      --
                  Forfeited                              --                      --
              Exercised                                  --                      --
                                                -----------

            PART II        Outstanding at December, 31, 2005       120,000,000
                    -----------------------------------------------===========


            The following table summarizes information about stock options and warrants outstanding at December 31, 2005.

                              Outstanding                       Exercisable
                ----------------------------------------------------------------
                              Weighted
                               Average     Weighted                   Weighted
    Range of                  Remaining     Average                    Average
    Exercise      Number     Contractual   Exercise      Number       Exercise
     Prices     Outstanding  Life (years)    Price    Exercisable       Price
 -------------------------------------------------------------------------------

  $  0.008      36,000,000       5.00      $0.008     36,000,000      $   0.008
      0.01      36,000,000       5.00        0.01     36,000,000           0.01
      0.02      21,000,000       5.00        0.02     21,000,000           0.02
      0.05      16,000,000       5.00        0.05     16,000,000           0.05
      0.10      11,000,000       5.00        0.10     11,000,000           0.10
--------------------------------------------------------------------------------
  $0.008-0.10  120,000,000       5.00      $0.574    120,000,000      $   0.574
--------------------------------------------------------------------------------


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

ITEM 8B.    OTHER INFORMATION

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of April 14, 2005

      Name                  Age      Position
      ------------------- ------- ----------------------------

      Brian Sorrentino      48       Chief Executive Officer
                                     and Director

      Mrutyunjaya S.        45       Chief  Financial  Officer
      Chittavajhula

      Mark  Solomon         47       President and Director

      Howard  B.  Siegel    59       Director

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

BRIAN SORRENTINO, 48, serves as our CEO and as a director. Mr. Sorrentino has worked in the securities industry since 1986 and has been licensed series 6, 7, and 24. In 1993, he started Source Management Services, a consulting company. Mr. Sorrentino has specialized in mergers and acquisitions and contract negotiations with regard to those efforts.

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

Director Compensation =============================

      Directors receive an annual issuance of 20,000 shares of our common stock for serving as directors and are repaid for their expenses incurred for serving as directors. During the first three quarters of 2005, members of the board of directors received compensation of 20,000 shares of the Company's common stock. During the fourth quarter, board members received 23,000,000 shares of the Company's common stock for services provided

Audit Committee

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

      Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2004. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2005, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMPENSATION======================================

The following table sets forth information concerning the annual and long term compensation of the Company's Chief Executive Officer. The Company does not have any officer whose annual salary and bonus exceeds $100,000 as of December 31, 2005:


                                           Long-Term Compensation
                                           ----------------------
              Annual Compensation          Awards          Payouts
              -------------------          ------          -------
Name and                                   Restricted
Principal                                  Stock           Other($)
Position(s)          Year     Salary($)    Bonus($)        Compensation     Awards(#shares)
----------------     ----     ---------    --------        ------------     ---------------
Brian Sorrentino     2005     95,867       --              --               20,000
                     2004     --           --              --               20,000
                     2003     --           --              --               91,000


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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of April 12, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

                                                                 Common Stock              Percentage of
Name of Beneficial Owner               Title                Beneficially Owned (1)        Common Stock (1)
----------------------------------------------------------------------------------------------------------
Mrutyunjaya S. Chittavajhula.       CFO                            3,000,000                  3.15%
1250 24th Street, NW
Suite 300, Washington, D.C.
20037
----------------------------------------------------------------------------------------------------------
Mark Solomon                        President and Director        11,098,300                 11.66%
901 South Federal Highway
Fort Lauderdale, Florida
22216
----------------------------------------------------------------------------------------------------------
Howard B. Siegel                    Director                       3,025,000                  3.18%
15902 South Barker Landing
Houston, Texas 77079
----------------------------------------------------------------------------------------------------------
Brian Sorrentino                    CEO and Director              17,056,262                 17,91%
PO Box 484
Damascus, MD 20872
----------------------------------------------------------------------------------------------------------
Dale Hill                                                         14,321,194                 15.04%
5056 West grove Drive
Dallas, Texas 75248
----------------------------------------------------------------------------------------------------------
All Directors and Executive
Officers as a Group (4)                                          34,179,562                  50.94%
----------------------------------------------------------------------------------------------------------

* Less than 1%.

      (1) Applicable percentage ownership is based on 95,221,074 shares of common stock outstanding as of April 12, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of April 12, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 12, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In 1999, we borrowed an aggregate of $105,000 from Brian Sorrentino, an executive officer, director and shareholder. We executed a promissory note for the loan amount at an interest rate of 12% per annum. The loan, which was due March 3, 2000, has not been paid as of the date of this filing. In the fiscal year ended December 31, 2003, Mr. Sorrentino loaned an additional $4,100 to the Company. In the fiscal year ended December 31, 2004, Mr. Sorrentino loaned an additional $248,730 to the Company. As of December 31, 2005, that the aggregate amount due including interest to Mr. Sorrentino is $453,038.

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

      On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder, director and an executive officer of our company, is also a 10% shareholder of Tri State. Additionally, Robert Green serves as a member of the Board of Director of Tri-State and is a member of Tri-State and a shareholder of our company. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts". The assets being negotiated by us include the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. The Company has loaned Tri-State $178,000 in connection with Tri-State's opening of its prototype salon in Washington, DC. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005 we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

      Until June 2004, we had a corporate services consulting agreement with Source Management Services ("Source Management"). Brian Sorrentino, a significant shareholder and an executive officer and director, is the president and sole director and shareholder of Source Management. Pursuant to this agreement we compensated Source Management at the rate of $150 per hour. In addition, we issued 571,000 shares of common stock to Source Management as a bonus and continue to pay Source or its assigns, (Brian Sorrentino), under said terms.

      We pay accounting fees to MS Acctek, Inc., a private accounting form owned by Mr. Chittavajhula, our CFO. We paid MS Acctek, Inc. $25,500 for the year ended December 2005.



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

----------------------------

(1) Filed as an exhibit to the Form SB-2 Registration Statement file with the Securities and Exchange Commission on July 7, 2004.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

The aggregate fees bills through April 12, 2004 by HJ & Associates LLC for professional services rendered for the audit of our annual financial statements and review of the financial statements included in the quarterly reports on Form 10-QSB for fiscal year 2004 were $22,000 and for the fiscal year ended 2004 were $37,291.

AUDIT RELATED FEES

For the fiscal years ended December 31, 2005 and 2004, there were no fees billed for the audit or review of the financial statements that are not reported above Audit Fees.

TAX FEES

For the fiscal years ended 2005 and 2004 the fees billed for tax compliance services and tax-planning advice provided were $-0-.

OTHER FEES

For the fiscal years ended 2005 and 2004 there were no other fees billed for services other than services described above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNDICATION NET.COM, INC.


Dated: April 17, 2006


By:      /s/Brian Sorrentino
         ------------------------------------
         Brian Sorrentino
         CEO

By:      /s/ Mark Solomon
         ------------------------------------
         Mark Solomon
         President

By:      /s/Mrutyunjaya S. Chittavajhula
         ------------------------------------
         Mrutyunjaya S. Chittavajhula.
         CFO and Principal Accounting Officer


In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                                   TITLE                                 DATE
---------                                   -----                                 ----

/s/Brian Sorrentino                         CEO and Director                    April 17, 2006
-------------------------------
Brian Sorrentino

/s/Mrutyunjaya S. Chittavajhula             CFO and Chief Accounting Officer    April 17, 2006
-------------------------------
Mrutyunjaya S. Chittavajhula.

/s/Mark Solomon                             President and Director              April 17, 2006
-------------------------------
Mark Solomon

/s/Howard B. Siegel                         Director                            April 17, 2006
-------------------------------
Howard B. Siegel


                                       19