Form 10QSB
period 2006-03-31
SYNDICATION NET COM INC
filed 2006-05-23
CIK 1107604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
  |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         For the quarterly period ended
                                 March 31, 2006

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-28955

                                SYNDICATION, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                              57-2218873
           ----------                                            ----------
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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act). Yes |_| No |X|

At May 19, 2006, there were 99,993,946 shares of common stock, $0.0001 par value per share, issued and outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                      March 31, 2006 and December 31, 2005

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                            March 31,         December 31,
                                              2006                2005
                                            ---------          ---------
                                           (Unaudited)

CURRENT ASSETS

   Cash                                     $ 301,401          $ 255,684
   Accounts Receivable                          1,850             12,300
                                            ---------          ---------

     Total Current Assets                     303,251            267,984
                                            ---------          ---------

OTHER ASSETS

Debt Offering Costs                           135,521             60,000
Amortization Accumulated                       (6,776)                --
                                            ---------          ---------

     Total Other Assets                       128,745             60,000
                                            ---------          ---------

     TOTAL ASSETS                           $ 431,996          $ 327,984
                                            =========          =========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               March 31,     December 31,
                                                                 2006           2005
                                                              -----------    -----------
                                                              (Unaudited)
CURRENT LIABILITIES
   Accounts payable                                           $    45,446    $   103,717
   Accounts payable - related party                                 1,717         18,419
   Note payable - related party                                   368,937        368,937
   Interest payable - related party                                95,172         84,104
   Note payable                                                   138,011        301,761
   Interest payable                                                28,687         37,043
   Interest payable - convertible debenture                          --            1,318
   Derivative Liability                                         2,217,173      1,668,627
                                                              -----------    -----------

     Total Current Liabilities                                  2,895,143      2,583,926
                                                              -----------    -----------

LONG TERM LIABILITIES

   Convertible Debenture                                             --          168,038
                                                              -----------    -----------

     Total Long Term Liabilities                                     --          168,038
                                                              -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued and outstanding              --             --

   Common stock: 3,000,000,000 shares authorized of $0.0001
    par value, 99,993,946 shares issued and
    outstanding respectively                                        9,994          9,994
   Additional paid-in capital                                   4,406,272      4,406,272
   Deficit accumulated prior to the development stage          (2,231,519)    (2,231,519)
   Deficit accumulated during the development stage            (4,647,894)    (4,608,727)
                                                              -----------    -----------

     Total Stockholders' Equity (Deficit)                      (2,463,147)    (2,423,980)
                                                              -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                              $   431,996    $   327,984
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

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                        From inception
                                                                            of the
                                                                          Development
                                            For the Three Months Ended      stage on
                                                      March 31,          January 1, 2004
                                            --------------------------      through
                                               2006           2005       March 31, 2006
                                            -----------    -----------    -----------
CONSULTING REVENUE                          $     8,675    $      --      $    75,100
                                            -----------    -----------    -----------
OPERATING EXPENSES

   Bad debt expense                              49,564         36,936        408,503
   General and administrative                    43,485        128,192        952,373
   Consulting                                    45,925        127,500      1,635,792
                                            -----------    -----------    -----------

     Total Operating Expenses                   138,974        292,628      2,996,668
                                            -----------    -----------    -----------

OPERATING LOSS                                 (130,299)      (292,628)    (2,921,568)
                                            -----------    -----------    -----------
OTHER INCOME (EXPENSES)

   Loss on investment value                        --          (50,000)      (284,469)
   Interest income                                 --             --             --
   Other Income (expenses)                      (43,780)       (11,095)        (7,848)
   Gain (Loss) on derivative liability          151,454           --       (1,217,173)
   Interest expense                             (16,542)        (8,059)      (216,836)
                                            -----------    -----------    -----------

     Total Other Income (Expenses)               91,132        (69,154)    (1,726,326)
                                            -----------    -----------    -----------

LOSS BEFORE INCOME TAXES AND DISCONTINUED
   OPERATIONS                                   (39,167)      (361,782)    (4,647,894)
                                            -----------    -----------    -----------

INCOME TAX EXPENSE                                 --             --             --
                                            -----------    -----------    -----------

LOSS  BEFORE DISCONTINUED OPERATIONS            (39,167)      (361,782)    (4,647,894)
                                            -----------    -----------    -----------

NET INCOME (LOSS)                           $   (39,167)   $  (361,782)   $(4,647,894)
                                            ===========    ===========    ===========
BASIC LOSS PER SHARE

     Total (Loss) Per Share                 $     (0.00)   $     (0.02)
                                            ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING                               99,993,946     15,365,088
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

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                           From Inception
                                                                                               of the
                                                                                            Development
                                                                For the Three Months Ended     Stage on
                                                                         March 31,          January 1, 2004
                                                                --------------------------     Through
                                                                   2006           2005      March 31, 2006
                                                                -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (Loss)                                                   $   (39,167)   $  (361,780)   $(4,647,894)

   Adjustments to reconcile net loss to net cash
   provided (used) in operating activities:
     Common Stock issued for services                                  --             --        2,393,101
     Amortization expense                                             6,776         82,500        298,776
     Bad debt expense                                                  --           36,936        278,187
     Loss on investment value                                          --           50,000        276,431

   Changes in operating assets and liabilities:
     (Increase) decrease in accounts receivable                      10,450         22,538         (1,850)
     Decrease in accounts payable                                   (58,269)          --         (261,562)
     Increase (decrease) in accounts payable - related party        (16,703)          --            1,717
     Increase in interest payable - related party                    11,068         11,095         56,913
     Increase (decrease) in interest payable - others                (9,677)        14,077         28,687
     Increase in accrued expenses                                      --            8,200        (12,000)
                                                                -----------    -----------    -----------

       Net Cash (Used) in Operating
        Activities                                                  (95,521)      (136,434)    (2,144,112)
                                                                -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase (decrease) in notes receivable - related                 --          (36,936)          --
     Increase (decrease) in investments - related party                --          (50,000)          --
     Increase in deferred acquisition costs                            --           (1,038)          --
                                                                -----------    -----------    -----------

       Net Cash Used in Investing Activities                           --          (87,974)          --
                                                                -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Stock issued for cash                                             --             --             --
     Increase in notes payable                                         --          250,000        138,011
     Payments on notes payable                                     (163,750)       (10,000)       (30,000)
     Increase in convertible debenture                              531,962           --        1,000,000
     Increase (decrease) in debt discount                          (700,000)          --       (1,000,000)
     Increase (decrease) in derivative liability                    548,546           --        2,217,173
     Increase in Debt offering costs                                (75,521)          --         (135,521)
     Increase in notes payable - related party                         --             --          255,836
                                                                -----------    -----------    -----------

       Net Cash Provided by Financing Activities                    141,237        240,000      2,445,499
                                                                -----------    -----------    -----------

NET INCREASE IN CASH                                                 45,717         15,592        301,387

CASH, BEGINNING OF PERIOD                                           255,684         14,041             14
                                                                -----------    -----------    -----------

CASH, END OF PERIOD                                             $   301,401    $    29,633    $   301,401
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

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                           From Inception
                                                                                               of the
                                                                                            Development
                                                                For the Three Months Ended     Stage on
                                                                         March 31,          January 1, 2004
                                                                --------------------------     Through
                                                                   2006           2005      March 31, 2006
                                                                -----------    -----------    -----------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                                                 $        -     $        -
   Interest                                                     $        -     $        -     $    11,370

Non-Cash Financing Activities
   Common stock issued for deferred fees                        $        -     $        -     $   304,000
   Common stock issued for converting N/P                       $        -     $   65,000     $    65,000
   Common stock issued for converting debt                      $        -     $   10,000     $    10,000
   Common stock issued for services                                            $        -     $ 1,182,750

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                      March 31, 2006 and December 31, 2005

NOTE 1 -      BASIS OF FINANCIAL STATEMENT PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted in accordance with such rules and regulations. The information furnished in the consolidated interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these consolidated interim financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 -      GOING CONCERN

              The Company's consolidated financial statements are prepared using accounting principals generally accepted in the Unites States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At the 1st Quarter close, the Company had cash resources of $301,401.00 and the recent establishment of initial stage sources of revenue to cover its operating costs and to allow it to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is management's intent to seek growth by way of a merger or acquisition. It is the belief that over the next 12 months that Company will acquire at least one or more of acquisition candidates. The acquisition process should provide capital, revenue and incomes as a result. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital.

NOTE 3 -      DEBENTURE

              On December 30th 2005, Syndication, Inc. (the "Company"), in order to obtain alternative funding for its ongoing operations of the Company, entered into a Termination Agreement with Cornell Capital Partners, LP (the "Investor") pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30th 2005, the company then executed a Securities Purchase Agreement (the "Agreement") for the sale of (i) $1,150,000 in secured convertible debentures (the "Debentures") and (ii) stock purchase warrants (the "Warrants") to buy 120,000,000 shares of our common stock. In accordance with EITF-00-19 and SFAS 150, since there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature should be accounted for as a derivative liability, with the fair value recorded in earnings each period. On February 6th 2006 the company issued an additional $700,000 of the $1,150,000 debenture and expects to issue the final $150,000 of the $1,150,000 debenture on the date that the SEC approves the pending registration of said debenture.

NOTE 4 -      SIGNIFICANT EVENTS

              "SYNDICATED PROPERTIES" formally HTRG & Associates LLC

              In the First Quarter of 2006 the company took steps to stream line its name branding and changed the name of its subsidiary to "SYNDICATED PROPERTIES" from HTRG & associates as well as the parent company's banner to "SYNDICATION" from syndication net. com inc. The company plans to move Syndicated Properties into real estate development away from the appraisal focus. Syndicated Properties plans to use the recently procured $1,150,000 of capital to research and leverage equity and or debt financing, to complete real estate development projects which have been identified to foster greater potential for income and asset production.

              Tri-State Metro Territories LLC

              During the quarter ended March 31, 2006, the Company increased its investment in Tri State Metro Territories, LLC (TSMT) by $17,172, which equals an increase in the ownership of TSMT by approximately 0.83%, up from 12.92% to 13.75%. Also, the Company loaned an additional $49,564 to TSMT. Mr. Sorrentino a greater than 10% shareholder of the Company has resigned as the managing member of TSMT.

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

      In September 2005, we launched Syndicated Properties LLC (f/k/a SP & Associates LLC) ("SP") as a wholly owned subsidiary that will specialize in the real estate appraisal business. We brought on Thomas Gibbs as the President of SP to run the daily operations of the organization. Mr. Gibbs is also the sole owner of a consulting company named SP Consulting that has done specific consulting work for the company in the year of 1999 in efforts to develop and launch HCX The haircolorxperts. We have not settled with Mr. Gibbs on the terms of his employment contract at this time. Through SP, we intend to leverage our activities from the real estate appraisal business into real estate development. We will establish a formal employment contract in relation to the real estate development projects that we choose to engage.

      On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder, director and an executive officer of our company, is a 10% shareholder in Tri State. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts. The assets being negotiated by us include the exclusive to the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005 we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. During the quarter ended March 31, 2006, the Company increased its investment in Tri State by $17,172, which equals an increase in the ownership of Tri State by approximately 0.83%, up from 12.92% to 13.75%. Also, the Company loaned an additional $49,564 to Tri State.

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

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

      For the three months ended March 31, 2006 we had revenue of $8,675 as compared to none for the three months ended March 31, 2005. The increase in revenue for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 resulted from the commencement of operations under SP.

      The operating expenses for the three months ended March 31, 2006 decreased by $153,652 to $138,976 for the three months ended March 31, 2006 from $292,628 for the three months ended March 31, 2005. Our operating expenses consist of bad debt expenses, general and administrative expenses and consulting fees. The reason for the decrease primarily relates to a decrease in consulting expenses and general and administrative expenses resulting from the decrease in corporate overhead and the decrease of the payment of consulting fees in stock.

The net loss for the three months ended March 31, 2006 was $39,167 compared to net loss of $361,782 for the three months ended March 31, 2005. The primary reasons for the decrease in the loss was due to the reasons set for above.

      Liquidity and Capital Resources

      Total current liabilities at March 31, 2006 were $2,895,143.

      We have historically incurred losses. For the three months ended March 31, 2006, we had a operating loss of $130,301.

      On December 30, 2005, the Company, in order to obtain alternative funding for its ongoing operations of the Company, entered into a Termination Agreement with Cornell Capital Partners, LP (the "Investor") pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30th 2005, the company then executed a Securities Purchase Agreement (the "Agreement") for the sale of (i) $1,150,000 in secured convertible debentures (the "Debentures") and (ii) stock purchase warrants (the "Warrants") to buy 120,000,000 shares of our common stock. On December 30, 2005, the company issued $300,000 of the $1,150,000 debenture.

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

ITEM 2. CHANGES IN SECURITIES

      We have not issued securities for the period ended March 31, 2006.

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

                                SYNDICATION, INC.


By: /s/ Brian Sorrentino
    -------------------------------------
    Brian Sorrentino
    CEO and Principal Executive Officer
    Dated: May 22, 2006


By: /s/ Mrutyunjaya S. Chittavajhula
    -------------------------------------
    Mrutyunjaya S. Chittavajhula
    CFO and Principal Accounting Officer
    Dated: May 22, 2006