Form 10QSB
period 2006-06-30
SYNDICATION NET COM INC
filed 2006-08-21
CIK 1107604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         For the quarterly period ended
                                  June 30, 2006

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

At August 11, 2006, there were 99,993,946 shares of common stock, $0.0001 par value per share, issued and outstanding.

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2006 and December 31, 2005

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                 June 30,           December 31,
                                                   2006                 2005
                                               ------------         ------------
                                                (Unaudited)

CURRENT ASSETS

   Cash                                        $    325,265         $    255,684
   Accounts Receivable                                1,850               12,300
   Prepaid Expenses                                   1,400                    0
                                               ------------         ------------

     Total Current Assets                           328,515              267,984
                                               ------------         ------------

OTHER ASSETS

   Debt Offering Costs                              165,521               60,000
   Amortization Accumulated                         (21,322)                   0
                                               ------------         ------------

     Total Other Assets                             144,199               60,000
                                               ------------         ------------

     TOTAL ASSETS                              $    472,714         $    327,984
                                               ============         ============

  The accompanying notes are an integral part of these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   June 30,        December 31,
                                                                     2006              2005
                                                                 ------------      ------------
                                                                  (Unaudited)
CURRENT LIABILITIES

   Accounts payable                                              $     38,248      $    103,715
   Accounts payable - related party                                    33,711            18,419
   Note payable - related party                                       368,937           368,937
   Interest payable - related party                                   106,365            84,104
   Note payable                                                       138,011           301,761
   Interest payable                                                    30,733            37,043
   Interest payable - convertible debenture                            52,800             1,318
   Derivative Liability                                             2,760,753         1,668,627
                                                                 ------------      ------------

     Total Current Liabilities                                      3,529,558         2,583,926
                                                                 ------------      ------------

LONG TERM LIABILITIES

   Convertible Debenture                                                   --           168,038
                                                                 ------------      ------------

     Total Long Term Liabilities                                           --           168,038
                                                                 ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued and outstanding                    --                --

   Common stock: 3,000,000,000 shares authorized of $0.0001
    par value, 99,993,946 shares issued and
    outstanding respectively                                            9,999             9,994
   Additional paid-in capital                                       4,406,267         4,406,272
   Deficit accumulated prior to the development stage              (2,231,519)       (2,231,519)
   Deficit accumulated during the development stage                (5,241,591)       (4,608,727)
                                                                 ------------      ------------

     Total Stockholders' Equity (Deficit)                          (2,693,188)       (2,423,980)
                                                                 ------------      ------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                 $    472,714      $    327,984
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

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                          From
                                                                                                                        Inception
                                            For the Three Months Ended             For the Six Months Ended              Of the
                                                      30th June                            30th June                   Development
                                         -----------------------------------------------------------------------        Stage on
                                              2006               2005               2006               2005             01/01/04
                                                                                                                          Thru
                                                                                                                        06/30/06
                                         --------------     --------------     --------------     --------------     --------------
                                              $                  $                  $                  $                  $
REVENUE                                               0     $            0              8,675                  0             75,100

OPERATING EXPENSES

General and administrative                      103,670             62,555            147,155            186,726          1,056,043
Bad debt expense                                  6,750             11,895             56,314             48,831            415,253
Consulting                                       22,880             13,115             68,805            140,615          1,658,672
                                         ------------------------------------------------------------------------------------------

Total Operating Expenses                        133,300             87,565            272,274            376,172          3,129,968
                                         ------------------------------------------------------------------------------------------

OPERATING LOSS                                 (133,300)           (87,565)          (263,599)          (376,172)        (3,054,868)
                                         ------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)

Interest Income                                     711                  0                711                  0                711
Other income (expenses)                          50,780                                 7,000                                42,932
Gain (Loss) on Investments                      (52,273)           (20,000)           (52,273)           (70,000)          (336,742)
Gain (Loss) on Derivative Liability            (393,580)                             (242,126)                           (1,610,753)
Interest Expense                                (66,035)           (26,070)           (82,577)           (49,244)          (282,871)
                                         ------------------------------------------------------------------------------------------

Total Other Income (Expenses)                  (460,397)           (46,070)          (369,265)          (119,244)        (2,186,723)
                                         ------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES              (593,697)          (133,635)          (632,864)          (495,415)        (5,241,591)
                                         ------------------------------------------------------------------------------------------

INCOME TAX EXPENSE                                    0                  0                  0                  0                  0
                                         ------------------------------------------------------------------------------------------

NET INCOME (LOSS)                        $     (230,041)    $     (133,635)    $     (632,864)    $     (495,415)    $   (4,877,935)
                                         ==========================================================================================

BASIC AND DILUTED INCOME (LOSS)
   PER SHARE                             $        (0.01)    $        (0.01)    $        (0.01)    $        (0.03)
                                         =======================================================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           99,993,946         15,384,077         99,993,946         15,374,635
                                         =======================================================================

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                        From Inception
                                                                                            of the
                                                                                         Development
                                                          For the Six Months Ended         Stage on
                                                                   June 30,             January 1, 2004
                                                        -----------------------------       Through
                                                            2006             2005        June 30, 2006
                                                        ------------     ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                $   (632,864)    $   (495,416)    $ (4,877,935)
Adjustments to reconcile net loss to net cash
provided (used) in operating activities:

  Common stock issued for services                                                           1,417,732
  Amortization expense                                        21,322           82,500          427,322
  Bad debt expense                                                             48,831          278,187
  Loss on investment value                                                     70,000          276,431
  Gain on accounts payable write off                               0                0          (39,932)
  Unearned compensation                                            0                0          190,000
  Increase in allowance for bad debts                              0                0           80,752
  Increase in directors fee accrued                                0                0          (44,000)
  Increase in accrued expenses related party                       0                0           32,000
  Increase in debt offering costs                                  0                0          165,521

Changes in operating assets and liabilities:
  Increase in Accounts Receivable                             10,450                            (1,850)
  (Increase) Decrease in Prepaid expenses                     (1,400)                           (1,400)
  Increase (decrease) in accounts payable                    (65,467)          29,425          (17,758)
  Increase in accounts payable - related party                15,292           (2,000)          32,711
  (Increase) in interest payable - related party              22,259           21,828           73,398
  (Increase) in interest payable - others                     45,172                            35,186
  Increase in accrued expenses                                                 53,319           38,641

Net Cash Provided (Used) in Operating                                                                0
                                                        ----------------------------------------------
Activities                                                  (690,757)        (191,513)      (2,216,036)
                                                        ----------------------------------------------

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                             (Unaudited) (continued)

                                                                                        From Inception
                                                                                            of the
                                                                                         Development
                                                          For the Six Months Ended         Stage on
                                                                   June 30,             January 1, 2004
                                                        -----------------------------       Through
                                                            2006             2005        June 30, 2006
                                                        ------------     ------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in notes receivable - related                             0          (48,831)        (358,939)
Increase in investments - related                                  0          (70,000)        (276,431)
Increase in Project Texas real estate                                          (1,038)               0
                                                                                                     0
                                                                   0                0                0
                                                        ----------------------------------------------
Net Cash Used in Investing Activities                              0         (119,869)        (635,370)
                                                        ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash                                                                           50,000
Increase in notes payable                                          0          500,000          207,500
Proceeds from notes payable                                                                    500,000
Payments on notes payable                                   (163,750)         (23,750)        (265,739)
Increase in notes payable - related party                                                      280,097
Payments on notes payable - related party                                                      (24,260)
Increase in convertible debenture                            681,962                         1,181,962
Increase in Debt discount                                   (850,000)                       (1,150,000)
Increase (decrease) in Derivative Liability                1,092,126                         2,540,313
                                                                   0                0                0
                                                        ----------------------------------------------
Net Cash Provided by Financing Activities                    760,338          476,250        3,540,313
                                                        ----------------------------------------------

NET INCREASE (DECREASE) IN CASH                               69,581          164,868          325,251

CASH, BEGINNING OF PERIOD                                    255,684           14,041               14

CASH, END OF PERIOD                                     $    325,265     $    178,909     $    325,265

  The accompanying notes are an integral part of these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                        From Inception
                                                                                            of the
                                                                                         Development
                                                          For the Six Months Ended         Stage on
                                                                   June 30,             January 1, 2004
                                                        -----------------------------       Through
                                                            2006             2005        June 30, 2006
                                                        ------------     ------------    -------------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

   Income taxes                                         $         --     $         --
   Interest                                             $         --     $         --      $     11,370

Non-Cash Financing Activities

   Common stock issued for deferred fees                $         --     $         --      $    304,000
   Common stock issued for converting N/P               $         --     $     20,000      $     65,000
   Common stock issued for converting debt              $         --     $     10,000      $     10,000
   Common stock issued for services                                      $         --      $  1,182,750

  The accompanying notes are an integral part of these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted in accordance with such rules and regulations. The information furnished in the consolidated interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these consolidated interim financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

NOTE 2 - GOING CONCERN

      The Company's consolidated financial statements are prepared using accounting principals generally accepted in the Unites States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is management's intent to seek growth by way of a merger or acquisition. It is the belief that over the next 12 months that Company will acquire at least one or more of acquisition candidates. The acquisition process should provide capital, revenue and incomes as a result. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital. At the 2nd Quarter close, the Company had cash resources of $325,265 and the recent establishment of initial stage sources of revenue to cover its operating costs and to allow it to continue as a going concern.

NOTE 3 - DEBENTURE

      On December 30th 2005, Syndication, Inc. (the "Company"), in order to obtain alternative funding for its ongoing operations of the Company, entered into a Termination Agreement with Cornell Capital Partners, LP (the "Investor") pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30th 2005, the company then executed a Securities Purchase Agreement (the "Agreement") for the sale of (i) $1,150,000 in secured convertible debentures (the "Debentures") and (ii) stock purchase warrants (the "Warrants") to buy 120,000,000 shares of our common stock. In accordance with EITF-00-19 and SFAS 150, since there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature should be accounted for as a derivative liability, with the fair value recorded in earnings each period. On June 8th 2006 the company issued an additional $150,000 of the $1,150,000 debenture.

NOTE 4 - SIGNIFICANT EVENTS

      Debenture footnote

      "SYNDICATION, INC" Name changes

      In the First Quarter of 2006 the company took steps to stream line its name branding and changed the name of its subsidiary to "SYNDICATED PROPERTIES" from HTRG & associates as well as the parent company's banner to "SYNDICATION, INC" from syndication net. com inc. The company plans to move Syndicated Properties into real estate development away from the appraisal focus.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                       June 30, 2006 and December 31, 2005

NOTE 4 - SIGNIFICANT EVENTS, continued

      Tri-State Metro Territories LLC

      During the quarter ended June 30, 2006, the Company increased its investment in Tri State Metro Territories, LLC (TSMT) by $35,101, which equals an increase in the ownership of TSMT by approximately 1.69%, up from 13.75% to 15.44%. This investment has been written-down to $0 due to possible incollectibility. Also, the Company loaned an additional $6,750 to TSMT. Mr. Sorrentino a greater than 10% shareholder of the Company resigned as the managing member of TSMT in March of 2005.

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

      In September 2005, we launched Syndicated Properties LLC (f/k/a SP & Associates LLC) ("SP") as a wholly owned subsidiary that will specialize in the real estate development business. Through SP, we intend to leverage our activities from the real estate appraisal business into real estate development.

      On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder, director and an executive officer of our company, is a 10% shareholder in Tri State. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts. The assets being negotiated by us include the exclusive right to the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005, we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. During the quarter ended June 30, 2006, the Company increased its investment in Tri State by $35,101, which equals an increase in the ownership of Tri State by approximately 1.69%, up from 13.75% to 15.44%.

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

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

      For the three months ended June 30, 2006 and June 30, 2005 we did not have any revenue. The lack of revenue is primarily attributed to the decreasing of consulting activity.

      The operating expenses for the three months ended June 30, 2006 increased by $45,735 to $133,300 for the three months ended June 30, 2006 from $87,565 for the three months ended June 30, 2005. Our operating expenses consist of general and administrative expenses and consulting fees. The reason for the increase relates to an increase in the payment of fees related to the evaluation of acquisition opportunities of which we have no definitive plans at this time.

      The net loss for the three months ended June 30, 2006 was $593,697 compared to net loss of $133,635 for the three months ended June 30, 2005. The primary reasons for the increase in net loss was an increase in expenses.

Liquidity and Capital Resources

      Total current liabilities at June 30, 2006 were $3,529,558.

      We have historically incurred losses. For the three months ended June 30, 2006, we had a operating loss of $593,697.

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

      In accordance with EITF-00-19 and SFAS 150, and because there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature will be accounted for as a derivative liability, with the fair value recorded in earnings each period. On February 6, 2006 the Company issued an additional $700,000 of the $1,150,000 debenture and on June 8, 2006 the Company issued the final $150,000 of the $1,150,000 debentures.

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

ITEM 2. CHANGES IN SECURITIES

      We have not issued securities for the period ended June 30, 2006.

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

                               SYNDICATION, INC.


By:   /s/Brian Sorrentino
      ---------------------------------------
      Brian Sorrentino
      CEO and Principal Executive Officer
      Dated: August 14, 2006


By:   /s/Mrutyunjaya S. Chittavajhula.
      ---------------------------------------
      Mrutyunjaya S. Chittavajhula.
      CFO and Principal Accounting Officer
      Dated: August 14, 2006