Form 10QSB/A
period 2006-06-30
SYNDICATION NET COM INC
filed 2006-08-31
CIK 1107604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB/A


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


At August 28, 2006, there were 99,993,946 shares of common stock, $0.0001 par value per share, issued and outstanding.

EXPLANATORY NOTE
----------------

This filing is an amendment of the June 30, 2006 form 10-QSB filed on August 21, 2006. The initial filing of the June 30, 2006 10QSB was filed before the independent auditors had completed their review of the June 30, 2006 financial statements as required by Rule 10-01(d) of Regulation S-X. The principal change in the amended Form 10-QSB involves an increase in the general and administrative expenses from $103,670 to $249,411, for the three months ended June 30, 2006, which also increased the Company's loss from $593,697 to $739,438. (See Footnote 5 on the June 30, 2006 restated financial statements.)

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                       June 30, 2006 and December 31, 2005

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheet

                                     ASSETS

                                                    June 30,        December 31,
                                                      2006             2005
                                                    ---------       ---------
                                                   (Unaudited)
                                                    (Restated)
CURRENT ASSETS

   Cash                                             $ 325,265       $ 255,684
   Accounts Receivable                                  1,850          12,300
   Prepaid Expenses                                     1,400            --
                                                    ---------       ---------


     Total Current Assets                             328,515         267,984
                                                    ---------       ---------



OTHER ASSETS

   Debt Offering Costs                                165,521          60,000
   Amortization Accumulated                           (21,322)           --
                                                    ---------       ---------


     Total Other Assets                               144,199          60,000
                                                    ---------       ---------

     TOTAL ASSETS                                   $ 472,714       $ 327,984
                                                    =========       =========









                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (Continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                               June 30,      December 31,
                                                                 2006           2005
                                                              -----------    -----------
                                                              (Unaudited)
                                                               (Restated)
CURRENT LIABILITIES
   Accounts payable                                           $    38,248    $   103,717
   Accounts payable - related party                                33,711         18,419
   Note payable - related party                                   368,937        368,937
   Interest payable - related party                               106,365         84,104
   Note payable                                                   138,011        301,761
   Interest payable                                                30,733         37,043
   Interest payable - convertible debenture                        52,800          1,318
   Derivative Liability                                         2,760,753      1,668,627
                                                              -----------    -----------

     Total Current Liabilities                                  3,529,558      2,583,926
                                                              -----------    -----------

LONG TERM LIABILITIES

   Convertible Debenture                                        1,150,000        468,038
   Debt Discount - net of amortization                         (1,004,259)      (300,000)
                                                              -----------    -----------

     Total Long Term Liabilities                                  145,741        168,038
                                                              -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

   Preferred stock: 20,000,000 shares authorized of
    $0.0001 par value, no shares issued and outstanding              --             --

   Common stock: 3,000,000,000 shares authorized of $0.0001
    par value, 99,993,946 shares issued and
    outstanding respectively                                        9,999          9,994
   Additional paid-in capital                                   4,406,267      4,406,272
   Deficit accumulated prior to the development stage          (2,231,519)    (2,231,519)
   Deficit accumulated during the development stage            (5,387,332)    (4,608,727)
                                                              -----------    -----------

     Total Stockholders' Equity (Deficit)                      (3,202,585)    (2,423,980)
                                                              -----------    -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                              $   472,714    $   327,984
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

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                                          From
                                                                                                                        Inception
                                            For the Three Months Ended             For the Six Months Ended              Of the
                                                      30th June                            30th June                   Development
                                         -----------------------------------------------------------------------        Stage on
                                              2006               2005               2006               2005             01/01/04
                                                                                                                          Thru
                                                                                                                        06/30/06
                                           (Restated)                            (Restated)                            (Restated)
                                         --------------     --------------     --------------     --------------     --------------
REVENUE                                  $            -     $            -     $        8,675     $            -     $       75,100

OPERATING EXPENSES

General and administrative                      103,670             62,555            147,155            186,726          1,056,043
Bad debt expense                                  6,750             11,895             56,314             48,831            415,253
Consulting                                       22,880             13,115             68,805            140,615          1,658,672
                                         ------------------------------------------------------------------------------------------

Total Operating Expenses                        279,041             87,565            418,015            376,172          3,275,709
                                         ------------------------------------------------------------------------------------------

OPERATING LOSS                                 (279,041)           (87,565)          (409,340)          (376,172)        (3,200,609)
                                         ------------------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)

Interest Income                                     711                  -                711                  -                711
Other income (expenses)                          50,780                  -              7,000                  -             42,932
Gain (Loss) on Investments                      (52,273)           (20,000)           (52,273)           (70,000)          (336,742)
Gain (Loss) on Derivative Liability            (393,580)                 -           (242,126)                 -         (1,610,753)
Interest Expense                                (66,035)           (26,070)           (82,577)           (49,244)          (282,871)
                                         ------------------------------------------------------------------------------------------

Total Other Income (Expenses)                  (460,397)           (46,070)          (369,265)          (119,244)        (2,186,723)
                                         ------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES              (739,438)          (133,635)          (778,605)          (495,416)        (5,387,332)
                                         ------------------------------------------------------------------------------------------

INCOME TAX EXPENSE                                    -                  -                  -                  -                  -
                                         ------------------------------------------------------------------------------------------

NET INCOME (LOSS)                        $     (739,438)    $     (133,635)    $     (778,605)    $     (495,416)    $   (5,387,332)
                                         ==========================================================================================

BASIC AND DILUTED INCOME (LOSS)
   PER SHARE                                      (0.01)             (0.01)             (0.01)             (0.03)
                                         =======================================================================

(Loss) per share                                      -                  -                  -                  -
                                         =======================================================================

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING                           99,993,946         15,384,077         99,993,946         15,374,635
                                         =======================================================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                        From Inception
                                                                                            of the
                                                                                         Development
                                                          For the Six Months Ended         Stage on
                                                                   June 30,             January 1, 2004
                                                        -----------------------------       Through
                                                            2006             2005        June 30, 2006
                                                        ------------     ------------    -------------
                                                         (Restated)                        (Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                $   (778,605)    $   (495,416)    $ (5,387,332)
Adjustments to reconcile net loss to net cash
provided (used) in operating activities:
  Common stock issued for services                                 -                -        1,417,732
  Amortization of debt discount                              145,741                -          145,741
  Amortization of debt offering costs                         21,322                -           21,322
  Amortization of deferred fees                                    -           82,500          406,000
  Bad debt expense                                                 -           48,831          278,187
  Loss on investment value                                         -           70,000          276,431
  Gain on accounts payable write-off                               -                -          (39,932)
  Unearned compensation                                            -                -          190,000
  Increase in allowance for bad debts                              -                -           80,752
  Increase (decrease) in Derivative Liability              1,092,126                -        2,460,753

Changes in operating assets and liabilities:
 (Increase) decrease in Accounts Receivable                   10,450                -           (1,850)
 (Increase) decrease in Prepaid expenses                      (1,400)               -           (1,400)
 (Increase) in debt offering costs                          (105,521)               -         (165,521)
  Increase (decrease) in accounts payable                    (65,467)          29,425          (17,758)
  Increase (decrease) in accounts payable                     15,292           (2,000)          32,711
  Increase in interest payable - related party                22,259           21,828           73,398
  Increase in interest payable - Convertible                  51,482                -           51,482
  Increase (decrease) in interest payable                     (6,310)               -           33,704
  Increase in accrued expenses                                     -           43,435           38,641
  Increase in accrued expenses - Related party                     -            9,884           32,000
 (Decrease) in directors fee accrued                               -                -          (44,000)
Net Cash Provided (Used) in Operating                   ----------------------------------------------
Activities                                                   401,369         (191,513)        (118,939)
                                                        ----------------------------------------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                             (Unaudited) (continued)

                                                                                        From Inception
                                                                                            of the
                                                                                         Development
                                                          For the Six Months Ended         Stage on
                                                                   June 30,             January 1, 2004
                                                        -----------------------------       Through
                                                            2006             2005        June 30, 2006
                                                        ------------     ------------    -------------
                                                         (Restated)                        (Restated)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in notes receivable - related                             -          (48,831)        (358,939)
Increase in investments - related                                  -          (70,000)        (276,431)
Increase in Project Texas real estate                                          (1,038)               -
                                                        ----------------------------------------------
Net Cash Used in Investing Activities                              -         (119,869)        (635,370)
                                                        ----------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash                                              -                -           50,000
Proceeds from notes payable                                        -          500,000          707,500
Payments on notes payable                                   (163,750)         (23,750)        (265,739)
Increase in notes payable - related party                          -                -          280,097
Payments on notes payable - related party                          -                -          (24,260)
Increase in convertible debenture                            681,962                -        1,181,962
Increase in Debt discount                                   (850,000)               -         (850,000)
                                                        ----------------------------------------------
Net Cash Provided by Financing Activities                   (331,788)         476,250        1,079,560
                                                        ----------------------------------------------

NET INCREASE IN CASH                                          69,581          164,868          325,251

CASH, BEGINNING OF PERIOD                                    255,684           14,041               14
                                                        ----------------------------------------------
CASH, END OF PERIOD                                     $    325,265     $    178,909     $    325,265
                                                        ==============================================


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (Continued)
                                   (Unaudited)

                                                                                      From Inception
                                                                                          of the
                                                                                        Development
                                                   For the Six Months Ended               Stage on
                                                             June 30,                 January 1, 2004
                                             ----------------------------------------    Through
                                                   2006                   2005         June 30, 2006
                                             ------------------    ------------------ --------------
                                                (Restated)                              (Restated)
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:
   Income taxes                              $              --     $           --                 --
   Interest                                  $              --     $           --     $        11,370

Non-Cash Financing Activities

   Common stock issued for deferred fees     $              --     $           --     $       304,000
   Common stock issued for converting N/P    $              --     $        20,000    $        65,000
   Common stock issued for converting debt   $              --     $        10,000    $        10,000
   Common stock issued for services          $              --     $           --     $     1,182,750





                 The accompanying notes are an integral part of
                    these consolidated financial statements.
                                        7

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

NOTE 4 -  SIGNIFICANT EVENTS

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

          Tri-State Metro Territories LLC

          During the quarter ended June 30, 2006, the Company increased its investment in Tri State Metro Territories, LLC (TSMT) by $35,101, which equals an increase in the ownership of TSMT by approximately 1.69%, up from 13.75% to 15.44%. Also, the Company loaned an additional $6,750 to TSMT. The Company wrote off the amounts as uncollectable during the quarter ended June 30, 2006. Mr. Sorrentino a greater than 10% shareholder of the Company resigned as the managing member of TSMT in March of 2005.

NOTE 5 -  Restatement

          Subsequent to the initial filing of our Form 10QSB for the quarter ended June 30, 2006, we determined that the amortization of the debt discount related to the Convertible Debenture was not included in the amortization expense calculation. The effect of the restatement is as follows:


Statement of Operations for the three months ended June 30, 2006
                                                                                                Effect of
                                                              As Reported     As Adjusted         Change
Revenues                                                      $           -   $           -   $           -
Expenses                                                            593,697         739,438        (145,741)
                                                              -------------   -------------   -------------
Net loss                                                      $    (593,697)  $    (739,438)  $    (145,741)
                                                              -------------   -------------   -------------
Basic and diluted loss per share                              $       (0.01)  $       (0.01)  $           -
                                                              -------------   -------------   -------------

Statement of Operations for the six months ended June 30, 2006
                                                                                                Effect of
                                                              As Reported      As Adjusted        Change
Revenues                                                      $       8,675   $       8,675   $            -
Expenses                                                            641,539         787,280        (145,741)
                                                              -------------   -------------   -------------
Net loss                                                      $    (632,864)  $    (778,605)  $    (145,741)
                                                              -------------   -------------   -------------
Basic and diluted loss per share                              $       (0.01)  $       (0.01)  $            -
                                                              -------------   -------------   -------------

Balance Sheet as of June 30, 2006
                                                                                                Effect of
                                                              As Reported      As Adjusted        Change
Long term liabilities                                         $           -   $     145,741   $     145,741
Accumulated deficit                                           $  (7,473,110)  $  (7,618,851)  $    (145,741)

Statement of Cash Flows for the six months ended June 30, 2006
                                                                                                Effect of
                                                              As Reported      As Adjusted        Change

Net loss                                                      $   (632,864)   $    (778,605)  $    (145,741)
Amortization in debt discount on convertible debentures                   -         145,741         145,741

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


      The operating expenses for the three months ended June 30, 2006 increased by $191,476 to $279,041 for the three months ended June 30, 2006 from $87,565 for the three months ended June 30, 2005. Our operating expenses consist of general and administrative expenses and consulting fees. The reason for the increase relates to an increase in the payment of fees related to the evaluation of acquisition opportunities of which we have no definitive plans at this time.

      The net loss for the three months ended June 30, 2006 was $739,438 compared to net loss of $133,635 for the three months ended June 30, 2005. The primary reasons for the increase in net loss was an increase in expenses.


Liquidity and Capital Resources


      Total current liabilities at June 30, 2006 were $3,529,558.

      We have historically incurred losses. For the three months ended June 30, 2006, we had a operating loss of $279,041.


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

                               SYNDICATION, INC.



By:   /s/Brian Sorrentino
      ---------------------------------------
      Brian Sorrentino
      CEO and Principal Executive Officer
      Dated: August 31, 2006


By:   /s/Mrutyunjaya S. Chittavajhula.
      ---------------------------------------
      Mrutyunjaya S. Chittavajhula.
      CFO and Principal Accounting Officer
      Dated: August 31, 2006