Form 10QSB
period 2006-09-30
SYNDICATION NET COM INC
filed 2006-11-20
CIK 1107604

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)
 |X|] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                         For the quarterly period ended
                               September 30, 2006

                                       or

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-28955

                                SYNDICATION, INC.

             (Exact name of registrant as specified in its charter)

           Delaware                                              57-2218873
 ------------------------------                              -------------------
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

At September 30, 2006, there were 107,379,337 shares of common stock, $0.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                    September 30, 2006 and December 31, 2005

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                           Consolidated Balance Sheets

                                     ASSETS

                                                     September 30,  December 31,
                                                         2006           2005
                                                     -------------  ------------
                                                      (Unaudited)

CURRENT ASSETS

              Cash                                     $ 282,549      $ 255,684
              Accounts Receivable                             --         12,300
              Prepaid Expenses                             1,400             --
                                                       ---------      ---------

                   Total Current Assets                  283,949        267,984
                                                       ---------      ---------

OTHER ASSETS

              Debt Offering Costs                        165,521         60,000
                  Accumulated Amortization               (34,404)            --
                                                       ---------      ---------

                   Total Other Assets                    131,117         60,000
                                                       ---------      ---------

                   TOTAL ASSETS                        $ 415,066      $ 327,984
                                                       =========      =========

   The accompanying notes are an integral part of these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                     Consolidated Balance Sheets (continued)

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                                                    September 30,   December 31,
                                                                         2006           2005
                                                                     ------------   ------------
                                                                     (Unaudited)
CURRENT LIABILITITES

              Accounts payable                                       $    52,116    $   103,717
              Accounts payable - related party                            33,054         18,419
              Notes Payable                                              138,011        301,761
              Notes payable - related party                              368,937        368,937
              Interest payable                                            33,455         37,043
              Interest payable - related party                           117,678         84,104
              Interest payable - convertible debenture                    87,275          1,318
              Derivative liability                                     2,100,528      1,668,627
                                                                     -----------    -----------

                   Total Current Liabilities                           2,931,054      2,583,926
                                                                     -----------    -----------

LONG TERM LIABILITIES

              Convertible debenture                                    1,105,000        468,038
              Debt discount - net of amortization                       (865,625)      (300,000)
                                                                     -----------    -----------

                   Total Long Term Liabilities                           239,375        168,038
                                                                     -----------    -----------

              TOTAL LIABILITIES                                        3,170,429      2,751,964
                                                                     -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)

              Preferred stock: 20,000,000 shares authorized of
              $0.0001 par value, no shares issued and outstanding             --             --

              Common stock: 3,000,000,000 shares authorized of
              $0.0001 par value, 107,379,337 and 99,993,946 shares
              issued and outstanding respectively                         10,739          9,994
              Additional paid-in capital                               4,450,529      4,406,272
              Deficit accumulated prior to the development stage      (2,231,519)    (2,231,519)
              Deficit accumulated during the development stage        (4,985,112)    (4,608,727)
                                                                     -----------    -----------

                   Total Stockholders' Equity (Deficit)               (2,755,363)    (2,423,980)
                                                                     -----------    -----------

                   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                   (DEFICIT)                                         $   415,066    $   327,984
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

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                                                         From Inception
                                                                                                             Of the
                                                                                                           Development
                                           For the Three months              For the Nine months             Stage on
                                           Ended 30th, September            Ended 30th, September            1/1/2004
                                                                                                             Through
                                           2006            2005              2006            2005           9/30/2006
                                      ---------------------------------------------------------------------------------
REVENUE                               $          --    $          --    $          --    $          --    $          --
                                      ---------------------------------------------------------------------------------

OPERATING EXPENSES
General and administrative                  182,354           42,649          465,988          229,376        1,281,877
Bad debt expense (recovery)                 (18,000)         (48,831)          38,314               --          397,253
Consulting                                   32,000           33,102          100,805          173,717        1,690,672
                                      ---------------------------------------------------------------------------------

Total Operating Expenses                    196,354           26,920          605,107          403,093        3,369,802
                                      ---------------------------------------------------------------------------------

OPERATING LOSS                             (196,354)         (26,920)        (605,107)        (403,093)      (3,369,802)
                                      ---------------------------------------------------------------------------------

OTHER INCOME (EXPENSES)
Interest Income                               2,059            3,801            2,770            3,801            2,770
Other income (expenses)                          --          255,000            6,413          255,000          125,813
Gain (loss) on investments                       --           61,962          (52,273)          (8,038)        (420,210)
Gain (loss) on derivative liability         660,225               --          418,099               --         (950,528)
Interest Expense                            (48,512)         (13,134)        (131,089)         (62,377)        (352,907)
                                      ---------------------------------------------------------------------------------

Total Other Income (Expenses)               613,772          307,629          243,920          188,386       (1,595,062)
                                      ---------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME                 417,418          280,709         (361,187)        (214,707)      (4,964,864)
              TAXES                   ---------------------------------------------------------------------------------

INCOME TAX EXPENSE                               --               --               --               --               --
                                      ---------------------------------------------------------------------------------
GAIN (LOSS) FROM CONTINUING                 417,418          280,709         (361,187)        (214,707)      (4,964,864)
              OPERATIONS              ---------------------------------------------------------------------------------

GAIN (LOSS) FROM DISCONTINUED               (15,198)          (5,250)         (15,198)          (5,250)         (20,248)
              OPERATIONS              ---------------------------------------------------------------------------------
NET INCOME (LOSS)                     $     402,220    $     275,459    $    (376,385)   $    (219,957)   $  (4,985,112)
                                      =================================================================================

BASIC AND DILUTED INCOME (LOSS)       $        0.00    $        0.02    $       (0.00)   $       (0.01)
              PER SHARE               ================================================================

WEIGHTED AVERAGE NUMBER OF
              SHARS OUTSTANDING         106,303,320       15,810,298      101,827,535       15,599,900
                                      ================================================================

   The accompanying notes are an integral part of these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                                     From Inception
                                                                                                        Of the
                                                                                                      Development
                                                                            For the Nine months         Stage on
                                                                           Ended 30th, September        1/1/2004
                                                                                                         Thru
                                                                            2006           2005        9/30/2006
                                                                         ------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net Loss                                                                 $  (376,385)   $  (219,957)    (4,985,112)

Adjustments to reconcile net loss to net cash provided (used) in operating activities (Non-Cash expenses & income)
              Common stock issued for services                                    --             --      1,417,732
              Amortization of debt discount                                  239,375             --        239,375
              Amortization of debt offering costs                             34,405             --        (25,596)
              Amortization of deferred fees                                       --             --        406,000
              Expense of converted debt                                       45,000             --         45,000
              Bad debt expense                                                    --             --        278,187
              Loss on investment value                                            --             --        276,431
              Gain on accounts payable write-off                                  --             --        (39,932)
              Unearned compensation                                               --         82,500        190,000
              Increase in allowance for bad debts                                 --             --         80,752
              Loss (Gain) on derivative liabilities                         (418,099)            --        950,528
Changes in operating assets and liabilities
              (Increase) decrease in accounts receivable                      12,300        (20,025)            --
              (Increase) decrease in prepaid expenses                         (1,400)            --         (1,400)
              (Increase) decrease in Interest receivable-related party            --         (3,801)            --
              Increase (decrease) in accounts payable                        (51,601)      (243,644)        (3,892)
              Increase (decrease) in accounts payable - related party         14,635             --         32,054
              Increase (decrease) in interest payable - others                (3,588)        28,032         36,426
              Increase in interest payable - related party                    33,573         32,924         84,713
              Increase in interest payable - Convertible debentures           85,957          7,442         85,957
              Increase in accrued expenses                                        --             --         38,641
              Increase in accrued expenses - related party                        --             --         32,000
              Increase (decrease) in directors' fee accrued                       --         10,084        (44,000)
                                                                         -----------------------------------------

Net cash provided (used) in Operating Activities                            (385,826)      (326,445)      (906,134)
                                                                         -----------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                      From Inception
                                                                                         Of the
                                                                                       Development
                                                             For the Nine months         Stage on
                                                            Ended 30th, September        1/1/2004
                                                                                          Thru
                                                             2006           2005        9/30/2006
                                                          ------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) decrease in notes receivable - related party            --        (69,144)   $  (358,939)
(Increase) decrease in investments                                 --          7,000    $  (276,431)
(Increase) decrease in investments - related party                 --        (80,101)   $        --
Increase (decrease) in deferred acquisition costs                  --         (3,020)   $        --
                                                          -----------------------------------------

Net cash used in Investing Activities                              --       (145,265)      (635,370)
                                                          -----------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued for cash                                              --             --    $    50,000
Increase in notes payable                                          --             --    $        --
Proceeds from notes payable                                        --        530,000    $   707,500
Payments on notes payable                                    (163,750)       (28,750)   $  (265,739)
Increase in notes payable - related party                          --             --    $   280,097
Payments on notes payable - related party                          --             --    $   (24,260)
Increase in convertible debenture                             744,479             --    $ 1,244,479
Payment on convertible debentures                            (168,038)            --    $  (168,038)
                                                          -----------------------------------------

Net cash provided (used) in Financing Activities             (412,691)       501,250      1,824,039
                                                          -----------------------------------------

NET INCREASE  IN CASH                                          26,865         29,540        282,535

CASH, BEGINNING OF PERIOD                                     255,684         14,041             14

CASH, END OF PERIOD                                       $   282,549    $    43,581    $   282,549

   The accompanying notes are an integral part of these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                Consolidated Statements of Cash Flows (continued)
                                   (Unaudited)

                                                                                      From Inception
                                                                                         Of the
                                                                                       Development
                                                             For the Nine months         Stage on
                                                            Ended 30th, September        1/1/2004
                                                                                          Thru
                                                             2006           2005        9/30/2006
                                                          ------------------------------------------
SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

              Income taxes                                $        --    $        --    $        --
              Interest                                    $        --    $        --    $    11,370

Non-Cash Financing Activities

              Common stock issued for deferred fees       $        --    $        --    $   304,000
              Common stock issued for converting N/P      $        --    $    20,000    $    65,000
              Common stock issued for converting debt     $    45,000    $    10,000    $    55,000
              Common stock issued for services            $        --    $        --    $ 1,417,732

   The accompanying notes are an integral part of these consolidated financial statements.

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with such rules and regulations. The information furnished in the consolidated financial statements includes normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these consolidated financial statements be read in conjunction with the Company's most recent audited consolidated financial statements and notes thereto included in its December 31, 2005 Annual Report on Form 10-KSB. Operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

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

NOTE 3 - DEBENTURE

      On December 30th 2005, Syndication, Inc. (the "Company"), in order to obtain alternative funding for its ongoing operations, the Company entered into a Termination Agreement with Cornell Capital Partners, LP (the "Investor") pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30th 2005, the company then executed a Securities Purchase Agreement (the "Agreement") for the sale of (i) $1,150,000 in secured convertible debentures (the "Debentures") and (ii) stock purchase warrants (the "Warrants") to buy 120,000,000 shares of our common stock. During the 3rd quarter 2006, the Investor had converted into common stock secured convertible debentures worth $45,000. In accordance with EITF-00-19 and SFAS 150, since there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature,

                        SYNDICATION, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                    September 30, 2006 and December 31, 2005

      the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature should be accounted for as a derivative liability, with the fair value recorded in earnings each period.

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

NOTE 5 - DISCONTINUED REAL ESTATE APPRAISAL OPERATIONS; SHIFT TO REAL ESTATE DEVELOPMENT

      HTRG ASSOCIATES. LLC

      In 2006, the Company discontinued the Real Estate appraisal operations of its wholly owned subsidiary HTRG Associates, LLC., and shifted the focus of its operations to Real Estate Development. The accompanying financial statements have been presented to reflect the Real Estate appraisal operations of HTRG Associates, LLC as discontinued.

                                     For the nine months            For the year
                                            Ended                      ended
                                         Sept 30, 2006              Dec 31, 2005
                                     -------------------            ------------

      Revenues                           $  8,675                    $ 66,425

      Operating expenses                  (23,873)                    (66,398)
      Other Income (expenses)                  --                      (5,077)
                                         --------                    --------

      Net loss before income taxes        (15,198)                     (5,050)

      Income tax expense                       --                          --
                                         --------                    --------

      Net loss                           $(15,198)                   $ (5,050)

                                         ========                    ========

The net assets and liabilities of the discontinued operations were composed of the following:

Assets:

      Cash                                    $            --    $        15,523
      Accounts receivable                                  --             12,300
                                              ---------------    ---------------
      Total Assets                            $            --    $        27,823
                                              ===============    ===============

      Liabilities:

      Accounts payable                        $            --    $        22,773
                                              ---------------    ---------------
      Total Liabilities                       $            --    $        22,773
                                              ===============    ===============

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

On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder, director and an executive officer of our company, is a 10% shareholder in Tri State. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts. The assets being negotiated by us include the exclusive right to the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005, we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. During the quarter ended September 30, 2006, the Company increased its investment in Tri State by $35,101, which equals an increase in the ownership of Tri State by approximately 1.69%, up from 13.75% to 15.44%.

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

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

      For the three months ended September 30, 2006 we did not have any revenue and for the three months ended September 30, 2005 we had revenue of $23,675, which is in discontinued operation. The decrease in revenue is primarily attributed to the decreasing of consulting activity.

      The operating expenses for the three months ended September 30, 2006 increased by $169,434 to $196,354 for the three months ended September 30, 2006 from $26,920 for the three months ended September 30, 2005. Our operating expenses consist of general and administrative expenses and consulting fees. The reason for the increase relates to an increase in the payment of fees related to the evaluation of acquisition opportunities of which we have no definitive plans at this time.

      The net loss for the three months ended September 30, 2006 was $402,220 compared to net loss of $275,459 for the three months ended September 30, 2005. The primary reasons for the increase in net loss was an increase in expenses.

Liquidity and Capital Resources

      Total current liabilities at September 30, 2006 were $2,925,573.

      We have historically incurred losses. For the three months ended September 30, 2006, we had a net loss of $402,220.

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

ITEM 2. CHANGES IN SECURITIES

      We have not issued securities for the period ended September 30, 2006.

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

                                SYNDICATION, INC.

By: /s/Brian Sorrentino
    ------------------------------------
    Brian Sorrentino
    CEO and Principal Executive Officer
    Dated: November 20, 2006

By: /s/Mrutyunjaya S. Chittavajhula.
    ------------------------------------
    Mrutyunjaya S. Chittavajhula.
    CFO and Principal Accounting Officer
    Dated: November 20, 2006