Form 10KSB
period 2006-12-31
SYNDICATION NET COM INC
filed 2007-04-24
CIK 1107604

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

Commission File Number 000-29701

SYNDICATION, INC.
(Name of small business issuer as specified in its charter)

Delaware	57-2218873
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1250 24th Street, NW, Suite 300
Washington, D.C. 20037
(Address of principal executive offices)

Issuer’s telephone number, including area code: (202) 467-2788

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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer had revenues of $-0- for the year ended December 31, 2006. As of April 11th, 2007, 266,846,589 shares of Common Stock were outstanding of which we estimate to be 125,417,628 held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of April 11, 2007 is $100,334 (based upon the closing bid price on such date on the OTCBB of $0.0008 on December 29th, 2006).

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act). Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

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

On October 13, 2000, the shareholders of Life2K.com, Inc. exchanged all their outstanding stock for shares of our company which was named Generation Acquisition Corporation at such time. At the time of the exchange, the officers and directors of Life2K.com, Inc. became the officers and directors of Generation Acquisition Corporation. Simultaneously, Life2K.com, Inc. merged with and into Generation Acquisition Corporation and changed its name to SyndicationNet.com, Inc. In 2006, the Company subsequently changed its name to Syndication, Inc.

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

•	an evaluation of industry of a target company to determine the competition that exists in that particular industry;
•	an evaluation to determine if the target company has the products, services and skills to successfully compete in its industry;
•	an evaluation of the target company's management skills; and
•
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

HTRG Associates LLC/ Name Changed: 1st Quarter 2006 to "Syndicated Properties LLC"

In September 2005, we launched HTRG Associates LLC and changed the name to Syndicated Properties LLC in the first quarter of 2006. Syndicated Properties LLC (f/k/a SP & Associates LLC) ("SP") is a wholly owned subsidiary that will specialize in the real estate appraisal business. We originally brought on Thomas Gibbs as the President of SP to run the daily operations of the organization. In the 1st quarter of 2006 the company decided to discontinue its efforts in the real estate appraisal industry and focus on real estate development. As a result of the shift in business strategy the services of Mr. Gibbs were no longer essential to the operations of the company and a long term service contract was never executed. Mr. Gibbs is currently not affiliated with the company in any capacity but, the company may use his services when a real estate development projects ensue.

Letter Of Intent with Tri-State Metro Territories LLC

On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a greater the 10% shareholder, director and an executive officer of our company, is a 10% shareholder in Tri State. Mark Solomon, who serves as President and member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of operating hair coloring salon units under the name of "HCX the haircolorxperts. The assets being negotiated by us include the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005, we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. During the twelve months ended December 31, 2006, the Company purchased 454 Class “A” Preferred stock in Tristate.

Although it is our intent to acquire all the assets of Tri-State, the specific terms and the evaluations of the potential transaction have not yet been finalized and the pending audited financial statements of Tri-State are a requirement for completion of that transaction. The transaction is also subject to customary closing conditions, including but not limited to the receipt of audited financial statements, all definitive documents, valuations, consents, and approvals. There can be no assurance as to whether or when the transaction will close.

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

Strategy and Objectives - Investment and development activities

We believe that we can add value to development stage B2B e-commerce Internet-related companies and traditional brick and mortar businesses by providing seed-capital and we may take advantage of various potential business acquisition opportunities through the issuance of our securities. Syndication believes we can further assist them in the following areas:

•	to develop and implement business models that capitalize on the Internet's ability to provide solutions to traditional companies;

•	to build a corporate infrastructure including a management team, a qualified sales and marketing department, information technology, finance and business development;

•	to assist them in their ability to manage rapid growth and flexibility to adopt to the changing Internet marketplace and technology;

•	to assist them in evaluating, structuring and negotiating joint ventures, strategic alliances, joint marketing agreements and other corporate transactions; and

•	to advise them in matters related to corporate finance, financial reporting and accounting operations.

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

•
industry evaluation to determine inefficiencies that may be alleviated through Internet or e-commerce use and will evaluate the profit potential, the size of the market opportunity and the competition that exists for that particular industry;

•	target company evaluation to determine if the target company has the products, services and skills to become successful in its industry;

•
overall quality and industry expertise evaluation of a potential acquisition candidate in deciding whether to acquire a target company. If the target company's management skills are lacking, a determination will be made as to whether a restructuring of its corporate infrastructure is feasible and, if done so, whether it would be successful;

•	evaluation of our equity position in a target company and extent that we will be able to exert influence over the direction and operations of the development stage company; and

•
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

Employees

Other than our officers, as of April 11, 2007, we had no employees. Our success depends to a large extent upon the continued services of our officers and directors. The loss of such personnel could have a material adverse effect on our business and our results of operations.

ITEM 2. DESCRIPTION OF PROPERTIES

We are headquartered in 1250 24th Street, NW, Suite 300 Washington, D.C. 20037. We pay $300 per month to rent this office space. We project that such office space should be sufficient for their anticipated needs for the foreseeable future. Our telephone number is 202-467-2788 and its fax number is 301-560-6318.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any litigation and management has no knowledge of any threatened or pending litigation against it.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently traded on the Over-The-Counter Bulletin Board under the symbol SYDI. For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal 2007		Fiscal 2006		Fiscal 2005
COMMON STOCK	High	Low	High	Low	High	Low

First Quarter	$0.001	$0.0007	$0.017	$0.006	$1.25	$0.22
Second Quarter	--	--	$0.02	$0.007	$0.51	$0.07
Third Quarter	--	--	$0.009	$0.002	$0.09	$0.02
Fourth Quarter	--	--	$0.005	$0.001	$0.05	$0.004

As of April 11, 2007, our shares of common stock were held by approximately 41 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. The transfer agent of our common stock is Pacific Stock Transfer, Inc. In connection with the Standby Equity Distribution Agreement and Securities Purchase Agreement between Cornell Capital Partners, L.P. and our Company, we engaged Continental Stock Transfer and Trust Company as co-transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2006, we did not have an equity compensation plan authorizing us to issue shares of common stock

Dividends

It has been the policy of the Company to retain earnings, if any, to finance the development and growth of its business.

Sale of Securities that were not Registered Under the Securities Act of 1933

On October 12, 2006, the Company issued 3,250,000 shares of common stock to Knowledge Market Inc. for services provided. Knowledge Market Inc. is a think tank and consulting organization that specializes in sourcing analyzing and commercializing intellectual properties and technologies. The company engaged Knowledge Market Inc. to research and identify potential target properties for their ultimate purchase by the company. Although, a number of opportunities have been presented to the company, it has not entered into any binding relationships with those candidates. The shares were issued as non-assessable, fully paid for, and with no registration rights.

On November 14th, 2006 the Company executed a service agreement with Vintage Fillings LLC. whereby Vintage will provide all “EDGARIZING” services required by the company for a period of 1 year, ( November 14th’2006 through November 14th, 2007). The Company issued 10 million shares of common stock and 10 million 0003 Warrants as restitution for said services. The shares were issued on March 10th 2007, were non-assessable, fully paid for and bore no registration rights.

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

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this Form 10-KSB, in other filings by the Company with the SEC, in the Company’s press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer of the Company, the words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.

The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to the risks set forth above. In addition, sales and other revenues may not commence and/or continue as anticipated due to delays or otherwise. As a result, the Company’s actual results for future periods could differ materially from those anticipated or projected.

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

In September 2005, we launched HTRG and Associates. In March of 2006 we changed the name of the subsidiary to Syndicated Properties LLC. Syndicated Properties LLC (f/k/a SP & Associates LLC) ("SP") is a wholly owned subsidiary that will specialize in the real estate appraisal business. We originally brought on Thomas Gibbs as the President of SP to run the daily operations of the organization. In the 1st quarter of 2006 the company decided to discontinue its efforts in the real estate appraisal industry and focus on real estate development. As a result of the shift in business strategy the services of Mr. Gibbs were no longer essential to the operations of the company and a long term service contract was never executed. Mr. Gibbs is currently not affiliated with the company in any capacity but, the company may use his services when a real estate development projects ensue.

On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a greater then 10% shareholder, director and an executive officer of our company, is a 10% shareholder in Tri State. Mark Solomon, who serves as President and a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of operating hair coloring salon units under the name of "HCX the haircolorxperts. The assets being negotiated by us include the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005, we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. During the twelve months ended December 31, 2006, the Company purchased 454 Class “A” Preferred stock in Tristate.

Fiscal Year Ended December 31, 2006 Compared to Fiscal Year Ended December 31, 2005

For the years ended December 31, 2006 and 2005 we did not generate revenue.

The operating expenses for the period ended December 31, 2006 decreased by $446,031 to $460,908 for the year ended December 31, 2006 from $906,939 for the year ended December 31, 2005. Our operating expenses consist primarily of general and administrative expenses, bad debt expense and consulting fees. The reason for the decrease primarily related to a decrease in general and administrative and consulting expenses.

The net loss for the year ended December 31, 2006 was $1,398,491 compared to net loss of $2,334,408 for the year ended December 31, 2005. The primary reason for the increase in the loss was due to decreases in losses on derivative liabilities.

Liquidity and Capital Resources

Total current liabilities at December 31, 2006 were $3,544,015.

We have historically incurred losses. For the year ended December 31, 2006, we had a operating loss of $1,398,491.

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

In accordance with EITF-00-19 and SFAS 150, and because there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature will be accounted for as a derivative liability, with the fair value recorded in earnings each period. On February 6, 2006 the company issued an additional $700,000 of the $1,150,000 debenture and on June 8th 2006 issued the final $150,000 of the $1,150,000 debenture.

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

ITEM 7. FINANCIAL STATEMENTS.

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Syndication, Inc. & Subsidiary
(A Development Stage Company)
Washington DC

We have audited the accompanying consolidated balance sheet of Syndication, Inc. and subsidiary (a development stage company) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years ended December 31, 2006 and 2005 and from inception of the development stage on January 1, 2004 through December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syndication, Inc. and Subsidiary (a development stage company) as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and from inception of the development stage on January 1, 2004 through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the consolidated financial statements, the Company has recorded significant losses from operations, and has no revenues to support operational cash flows, which together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 6. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
April 16, 2007

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet

ASSETS
December 31,
2006
CURRENT ASSETS

Cash	$205,561
Note receivable - related party, net	-

Total Current Assets	205,561

OTHER ASSETS

Debt offering costs	165,521
Accumulated Amortization	(48,197)

Total Other Assets	117,324

TOTAL ASSETS	$322,885

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheet (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
December 31,
2006
CURRENT LIABILITIES

Accounts payable	$48,803
Accounts payable-related party	28,497
Notes Payable	138,011
Notes payable - related party	368,937
Interest Payable	45,985
Interest payable - related party	128,377
Interest payable - convertible debenture	123,099
Directors’ fee accrued	48,040
Derivative liability	2,614,266

Total Current Liabilities	3,544,015

LONG TERM LIABILITIES

Convertible debenture	1,074,300
Debt Discount - net of amortization	(746,146)

Total Long Term Liabilities	328,154

TOTAL LIABILITIES	3,872,169

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: 20,000,000 shares authorized of
$0.0001 par value, no shares issued and outstanding	-
Common stock: 3,000,000,000 shares authorized of $0.0001
par value, 137,478,543 shares issued and
outstanding	13,748
Additional paid-in capital	4,670,745
Stock subscriptions payable	2,500
Stock warrants payable	2,460
Deficit accumulated prior to the development stage	(2,231,519)
Deficit accumulated during the development stage	(6,007,218)

Total Stockholders’ Equity (Deficit)	(3,549,284)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)	$322,885

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC.
(A Development Stage Company)
Consolidated Statements of Operations

			From inception
			of the
			Development
			stage on
	For the Twelve Months Ended		January 1, 2004
	December 31,		through
	2006	2005	December 31, 2006

CONSULTING REVENUE	$-	$-	$-

OPERATING EXPENSES

General and administrative	206,531	517,320	1,043,944
Bad debt expense	44,977	80,752	403,916
Consulting	209,400	308,867	1,799,267

Total Operating Expenses	460,908	906,939	3,247,127

OPERATING LOSS	(460,908)	(906,939)	(3,247,127)

OTHER INCOME (EXPENSES)

Amortization of debt discount	(403,854)	-	(403,854)
Amortization of debt offering costs	(48,197)	-	(48,197)
Amortization of deferred fee		-	(406,000)
Interest Income	4,385	-	4,385
Other Income (expenses)	(33,608)	119,400	491,792
Gain (Loss) on investments	(52,273)	(91,506)	(420,210)
Loss on derivative liability	(205,695)	(1,368,627)	(1,574,322)
Interest expense	(183,143)	(81,686)	(383,437)

Total Other (Expenses)	(922,385)	(1,422,419)	(2,739,843)

LOSS BEFORE INCOME TAXES AND DISCONTINUED
OPERATIONS	(1,383,293)	(2,329,358)	(5,986,970)

INCOME TAX EXPENSE	-	-	-

(LOSS) FROM CONTINUING OPERATIONS	(1,383,293)	(2,329,358)	(5,986,970)

(LOSS) FROM DISCONTINUED OPERATIONS	(15,198)	(5,050)	(20,248)

NET (LOSS)	$(1,398,491)	$(2,334,408)	$(6,007,218)

(LOSS) PER SHARE FROM CONTINUED OPERATIONS	(0.01)	(0.11)

(LOSS) PER SHARE FROM DISCONTINUED OPERATIONS	(0.00)	(0.00)

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$(0.11)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	106,441,480	21,140,178

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit)

	Common Stock		Additional Paid-InDeferred		Stock Subscriptions	Stock Warrants	Accumulated
	Shares	Amount	Capital	Fees	Payable	Payable	Deficit

Balance, December 31, 2003	12,075,088	1,207	2,021,959	(292,000)			(2,231,519)

Common stock issued for cash at $1.00
per share on February 16, 2004	50,000	5	49,995	-	-	-	-

Common stock issued for deferred fees
at $0.80 per share on February 16, 2004	30,000	3	23,997	(24,000)	-	-	-

Common stock issued for assets at $0.90
per share on February 28, 2004	120,000	12	107,988	-	-	-	-

Common stock issued for assets at $0.65
per share on March 17, 2004	160,000	16	103,984	-	-	-	-

Common stock issued for assets at $0.65
per share on March 17, 2004	15,000	2	9,748	-	-	-	-

Common stock issued for assets at $0.65
per share on March 17, 2004	60,000	6	38,994	-	-	-	-

Common stock issued for deferred fees at
$0.40 per share on May 18, 2004	600,000	60	239,940	(240,000)	-	-	-

Common stock issued for services at $0.35
per share on June 1, 2004	1,200,000	120	419,880	-	-	-	-

Common stock issued for additional
interest on default on note payable at
$0.35 per share on June 15, 2004	50,000	5	17,495	-	-	-	-

Beneficial conversion feature of
convertible debentures	-	-	50,000	-	-	-	-

Common stock issued for services at
$0.44 per share on December 1, 2004	675,000	67	296,932	-	-	-	-

Common stock issued for deferred fees
at $0.50 per share on December 9, 2004	80,000	8	39,992	(40,000)	-	-	-

Common stock issued for services at $0.55
per share on December 27, 2004	250,000	25	137,475	-	-	-	-

Amortization of deferred fees	-	-	-	406,000	-	-	-

Net loss for the year ended
December 31, 2004	-	-	-	-		-	(2,274,319)

Balance, December 31, 2004	15,365,088	$1,536	$3,558,379	$(190,000)	-	-	$(4,505,838)

Amortization of deferred fees	-	-	-	82,500	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Common stock issued at $0.24 per share
per Irrevocable TA instructions free trading
on June 09, 2005	41,667	4	9,995	-	-	-	-

Common stock issued at $0.17 per share
on June 20, 2005 Loan payoff - draw 1	59,788	5	9,995	-	-	-	-

Common stock issued at $0.12 per share
on June 27, 2005 Loan payoff - draw 2	85,034	8	9,992	-	-	-	-

Common stock issued at $0.05 per share
on July 05, 2005 Loan payoff - draw 3	204,082	20	9,980	-	-	-	-

Common stock issued at $0.041 per share
on Sep 19, 2005 Loan payoff - draw 4	243,902	24	9,976	-	-	-	-

Common stock issued at $0.03 per share
on Sep 26, 2005 Loan payoff - draw 5	776,398	78	24,922	-	-	-	-

Common stock issued at $0.017 per share
on Oct 03, 2005 Note Payable	1,488,095	149	24,851	-	-	-	-

Common stock issued at $0.014 per share
on Oct 10, 2005 Note Payable	2,551,020	255	24,745	-	-	-	-

Common stock issued at $0.011 per share
on Oct 24, 2005 Note Payable	2,319,109	232	24,768	-	-	-	-

Common stock issued at $0.008 per share
on Oct 31, 2005 Note Payable	3,188,776	319	24,681	-	-	-	-

Common stock issued at $0.007 per share
on Nov 07, 2005 Note Payable	3,644,315	364	24,636	-	-	-	-

Common stock issued at $0.007 per share
on Nov 07, 2005 Interest on Note Payable	3,594,872	359	24,301	-	-	-	-

Common stock issued at $0.005 per share
on Nov 14, 2005 Note Payable	4,611,837	464	24,536	-	-	-	-

Common stock issued at $0.004 per share
on Nov 17, 2005 Convertible debenture	2,439,024	244	9,756	-	-	-	-

Common stock issued at $0.005 per share
on Nov 21, 2005 Note Payable	4,813,246	481	24,519	-	-	-	-

Common stock issued at $0.007 per share
on Nov 28, 2005 Note Payable	3,644,315	364	24,636	-	-	-	-

Common stock issued at $0.004 per share
on Dec 01, 2005 Convertible debenture	1,662,500	166	6,484	-	-	-	-

Common stock issued at $0.021 per share
on Dec 09, 2005 Note Payable	1,214,772	121	24,879	-	-	-	-

Common stock issued at $0.005 per share
on Dec 12, 2005 Convertible debenture	1,106,667	111	5,201	-	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Common stock issued at $0.015 per share
on Dec 12, 2005 Note Payable	1,759,324	176	24,824	-	-	-	-

Common stock issued at $0.013 per share
on Dec 19, 2005 Note Payable	1,962,323	196	24,804	-	-	-	-

Common stock issued at $0.011 per share
on Dec 29, 2005 To Directors for services
& fee	38,500,000	3,850	431,200	-	-	-	-

Amortization of deferred fees	-	-	-	107,500	-	-	-

Common stock issued on related party
forgiveness of debt	-	-	24,678	-	-	-	-

Price rounding adjustments on issuance
dates above	(5,080)	2	-	-	-	-	-

Net loss for the year December 31, 2005	-	-	-	-	-	-	(2,334,408)

Balance on December 31, 2005	95,271,074	9,528	4,406,738	-	-	-	(6,840,246)

Common stock issued at $0.0054 per share
on June 12, 2006 Convertible debenture	1,851,852	185	20,371	-	-	-	-

Common stock issued at $0.0040 per share
on Jul 18, 2006 to Knowledge Market
for services	3,250,000	325	12,675	-	-	-	-

Common stock issued at $0.0039 per share
on July 26, 2006 Convertible debenture	2,564,103	256	24,359	-	-	-	-

Common stock issued at $0.0039 per share
on Aug 10, 2006 Convertible debenture	3,846,154	385	36,538	-	-	-	-

Common stock issued at $0.0026 per share
on Sep 08, 2006 Convertible debenture	3,846,154	385	31,538	-	-	-	-

Common stock issued at $0.0018 per share
on Oct 02, 2006 Convertible debenture	4,166,667	417	13,750	-	-	-	-

Common stock issued at $0.0014 per share
on Oct 25, 2006 Convertible debenture	3,571,429	357	10,357	-	-	-	-

Common stock issued at $0.0009 per share
on Nov 13, 2006 Convertible debenture	4,444,444	444	10,667	-	-	-	-

Common stock issuable per Vintage Filingns
Agreement dated Nov 14, 2006; 10 million
Shares and 10 million warrants issuable	-	-	-	-	2,500	2,460	-

Common stock issued at $0.0009 per share
on Nov 21, 2006 Convertible debenture	4,444,444	444	10,667	-	-	-	-

Common stock issued at $0.0009 per share
on Nov 30, 2006 Convertible debenture	3,888,889	389	9,333	-	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Stockholders’ Equity (Deficit) (Continued)

Common stock issued at $0.0009 per share
on Dec 13, 2006 Convertible debenture	1,333,333	133	1,280	-	-	-	-

Common stock issued at $0.0011 per share
on Dec 26, 2006 Convertible debenture	5,000,000	500	13,000	-	-	-	-

Common stock issued for services contributed	-	-	69,472	-	-	-	-

Net loss for the year December 31, 2006	-	-	-	-	-	-	(1,398,491)

Balance on December 31, 2006	137,478,543	$13,748	$4,670,745	$-	$2,500	$2,460	$(8,238,737)

Deficit accumulated prior to development stage							$(2,231,519)
Deficit accumulated during the development stage							(6,007,218)
Accumulated deficit							$(8,238,737)

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows

	For the Twelve Months Ended December 31,		From Inception of the Development Stage on January 1, 2004 through December 31,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(1,398,491)	$(2,334,408)	$(6,007,218)
Adjustments to reconcile net loss to net cash
provided (used) in operating activities:
Common stock issued for services	15,500	234,982	1,433,232
Stock warrants for services	2,460	-	2,460
Amortization of debt discount	403,854	-	403,854
Amortization of debt offering costs	48,197	-	48,197
Amortization of deferred fees	-	-	406,000
Write off of bad debt	44,977	80,752	403,916
Loss on investment value	52,273	91,506	420,210
Gain on accounts payable write-off	-	(39,932)	(39,932)
Unearned compensation	-	190,000	190,000
Loss on derivative liabilities	205,695	1,368,627	1,574,322
Contributed services	69,471	-	69,471

Changes in operating assets and liabilities:
(Increase) decrease in Accounts receivable	12,300	(12,300)	-
Increase (decrease) in accounts payable	(54,914)	29,193	(7,205)
Increase in accounts payable - related party	10,078	16,419	27,497
Increase in interest payable - others	8,942	38,696	51,656
Increase in interest payable - related party	44,273	43,941	95,413
Increase in interest payable -
- convertible debentures	121,781	1,318	119,080
Increase in accrued expenses	-	-	38,641
Increase in accrued expenses - related party	-	-	32,000
Increase (decrease) in directors’ fee accrued	48,040	(44,000)	4,040

Net Cash Used in Operating Activities	(365,564)	(335,206)	(734,366)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in notes receivable - related party	(44,977)	(80,752)	(403,916)
Increase in investments - related party	(52,273)	(91,506)	(420,210)
Decrease in deferred acquisition costs	-	7,000	-

Net Cash Used in Investing Activities	(97,250)	(165,258)	(824,126)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued for cash	-	-	50,000
Proceeds from notes payable	-	500,000	707,500
Payments on notes payable	(163,750)	(5,000)	(265,739)
Proceeds from notes payable - related party	-	7,107	280,097
Payments on notes payable - related party	-	-	(24,260)
Proceeds from convertible debenture	744,479	240,000	1,184,479
Payments on convertible debenture	(168,038)	-	(168,038)

Net Cash Provided by Financing Activities	$412,691	$742,107	$1,764,039

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows - continued

			From Inception
			of the
			Development
			Stage on
	For the Twelve Months Ended		January 1, 2004
	December 31,		through
	2006	2005	December 31, 2006

NET INCREASE (DECREASE) IN CASH	(50,123)	241,643	205,547

CASH, BEGINNING OF PERIOD	255,684	14,041	14

CASH, END OF PERIOD	$205,561	$255,684	$205,561

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Income taxes	$-	$-	$-
Interest	$-	$-	$11,370

Non-Cash Financing Activities

Common stock issued for deferred fees	$-	$-	$304,000
Common stock issued for converting N/P	$-	$340,001	$340,001
Common stock issued for convertible
debenture	$75,700	$21,962	$97,662
Common stock issued for services	$15,500	$234,982	$1,433,232
Forgiveness of debt -related party	$-	$24,678	$24,678

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

At the time of the acquisition of Kemper, Life2K was essentially inactive, with no operations and minimal assets. Additionally, the exchange of Life2K’s common stock for the common stock of Kemper resulted in the former stockholders of Kemper obtaining control of Life2K. Accordingly, Kemper became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of Kemper with no adjustment to the basis of Kemper’s assets acquired or liabilities assumed. For legal purposes, Life2K was the surviving entity.

At the time of the acquisition of Life2K, Syndication was essentially inactive, with no operations and minimal assets. Additionally, the exchange of Syndication’s common stock for the common stock of Life2K resulted in the former stockholders of Life2K obtaining control of Syndication. Accordingly, Life2K became the continuing entity for accounting purposes, and the transaction was accounted for as a recapitalization of Life2K with no adjustment to the basis of Life2K’s assets acquired or liabilities assumed. For legal purposes, Syndication was the surviving entity.

In September 2005, we launched Syndicated Properties LLC (f/k/a SP & Associates LLC) ("SP") as a wholly owned subsidiary that will specialize in the real estate appraisal business. We originally brought on Thomas Gibbs as the President of SP to run the daily operations of the organization. In the 1st quarter of 2006 the company decided to discontinue its efforts in the real estate appraisal industry and focus on real estate development. As a result of the shift in business strategy the services of Mr. Gibbs were no longer essential to the operations of the company and a long term service contract was never executed. Mr. Gibbs is currently not affiliated with the company in any capacity but, the company may use his services when a real estate development projects ensue.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Name Change

In the first Quarter of 2006 the Board of Directors approved and directed the appropriate corporate offices to amend Article I of the Certificate of Incorporation so that it is superseded and was replaced as follows:

The Name of Corporation. The name of the Corporation is “Syndication, Inc.”

Change of authorization

In the first Quarter of 2006 the Board of Directors approved and directed that the appropriate corporate offices amend Article IV of the Certificate of Incorporation so that it is superceded and was replaced as follows: The total number of shares of stock which the cor-poration shall have authority to issue is three billion twenty million (3,020,000,000) of which three billion (3,000,000,000) shares shall be Common Stock with a par value of $.0001 and twenty million (20,000,000) shares shall be Preferred Stock with a par value of $.0001. The Board of Directors is authorized, subject to limitations prescribed by law and the provisions of this Article Fourth, to provide by resolution or resolutions for the issuance of the shares of Preferred Stock in one or more series, and by filing a certificate pursuant to the applicable laws of Delaware to establish from time to time the number of shares included in any such series, and to fix the designation, powers, preferences and rights of the shares of any such series and the qualifications, limitations or restrictions thereof.

Principles of Consolidation

The consolidated financial statements include the accounts of Syndication Inc and its wholly owned subsidiary, Syndicated Properties LLC, whose operations are discontinued in the current year. All significant inter-company transactions and balances have been eliminated in consolidation.

b. Accounting Method

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a December 31 year end.

c. Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

d. Accounts Receivable

Accounts receivable consist of an amount due from a related company in the form of a note receivable. The note carries a balance of $10,954, which includes interest receivable on the note. The balance of the note has been fully allowed for as of December 31, 2006.

e. Basic Loss Per Share

The computations of basic loss per share of common stock are based on the weighted average number of common shares outstanding during the period of the financial statements as follows:

	For the Years Ended
	December 31,
	2006	2005

Loss from operations	$(0.01)	$(0.11)
Loss from discontinued operations	(0.00)	(0.00)
Total Income (Loss) Per Share	$(0.01)	$(0.11)
Weighted Average Number of Shares
Outstanding	106,441,480	21,140,178

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Recent Accounting Pronouncements

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FASB Statement No. 154, “Accounting Changes and Error Corrections.” This new standard replaces APB Opinion No. 20, “Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements,” and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005 . The Company has evaluated the impact of the adoption of Statement 154 and does not believe the impact will be significant to the Company's overall results of operations or financial position.

In February of 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which is intended to simplify the accounting and improve the financial reporting of certain hybrid financial instruments (i.e., derivatives embedded in other financial instruments). The statement amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities—a replacement of FASB Statement No. 125.” SFAS No. 155 is effective for all financial instruments issued or acquired after the beginning of an entity's first fiscal year that begins after September 15, 2006.. The Company is currently evaluating the impact SFAS No. 155 will have on its consolidated financial statements, if any.

In March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets, an amendment of FASB No. 140,” which modifies the accounting for and reporting of servicing asset and servicing liabilities. This statement is effective as of the beginning of our first fiscal year that begins after September 15, 2006.  SFAS No. 156 is not currently applicable to the company and, we believe that the adoption of SFAS No. 156 will not have a material impact on our results of operations.

In June 2006, the FASB issued Financial Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109.”  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently evaluating the impact of applying the various provisions of FIN 48.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” that provides guidance for using fair value to measure assets and liabilities.  Under SFAS 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  SFAS 157 establishes a fair value hierarchy that prioritizes the information used to develop the assumptions that market participants would use when pricing the asset or liability.  The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data.  In addition, SFAS 157 requires that fair value measurements be separately disclosed by level within the fair value hierarchy.  This standard will be effective for financial statements issued for fiscal periods beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of applying the various provisions of SFAS 157.

g. Property and Equipment

Property and equipment is recorded at cost. Major additions and improvements are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed form the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of equipment.

Depreciation is computed using the straight-line method over a period of five years. As of December 31, 2006 & December 31, 2005, all equipment has been fully depreciated.

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

Net deferred tax assets consist of the following components as of December 31, 2006 and 2005:

	2006	2005
Deferred tax assets
NOL Carryover	$1,109,400	$800,106
Accrued expenses	68,800	2,772

Deferred tax liabilities:	-	-

Valuation allowance	(1,178,200)	(802,878)

Net deferred tax asset	$-	$-

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended December 31, 2006 and 2005 due to the following:

	2006	2005

Book income	$(545,400)	$(910,380)
Stock for services/options expense	7,005	533,764
Bad debt	-	31,493
Loss on writedown	20,385	32,553
Discount debentures	176,300	117,000
Contributed Services	27,095
Derivatives	80,220
Other	195	(9,653)
Valuation allowance	234,200	205,223

	$-	$-

At December 31, 2006, the Company had net operating loss carryforwards of approximately $2,800,000 that may be offset against future taxable income from the year 2006 through 2026. No tax benefit has been reported in the December 31, 2006 consolidated financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

k. Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2006 and 2005 was $0 and $545, respectively.

l. Revenue Recognition Policy

Syndication has not instituted a policy for dealing or recording revenue recognition at this time. The company believes that as the business grows, we will have more frequent occasions to deal with this type of issue and will be in a position to better structure an effective policy.

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m. Reclassification

The consolidated financial statements for periods prior to December 31, 2006, have been reclassified to conform to the headings and classifications used in the December 31, 2006, consolidated financial statements.

n. Debt Offering Costs

Debt offering costs are related to private placements and are being amortized on a straight line basis over the term of the related debt, most of which is in the form of convertible debenture. Should conversions occur prior to the stated maturity date, the remaining unamortized cost is expensed.  Amortization expense amounted to $48,197 for 2006 and $0 for 2005.

	2006	2005
January 1st	$60,000	$0
New Debt offering costs	105,521	60,000
Accumulated amortization	(48,197)	-

December 31st	$117,324	$60,000

o. Debt Discount Costs

Debt discount costs are related to issuing convertible debentures and are being amortized on a straight line basis over the term of the convertible debenture. Should conversions occur prior to the stated maturity date, the remaining unamortized cost would be expensed.  Amortization expense amounted to $403,854 for 2006 and $0 for 2005.

	2006	2005
January 1st	$300,000	$0
New Convertible Debenture	850,000	300,000
Accumulated amortization	(403,854)	0

Debt discount on December 31st	$746,146	$300,000

p. Significant Concentration of Credit Risk

The FDIC covers cash and cash equivalents up to the amount of $100,000. The Company historically carried cash balances greater than that amount resulting in creation a potential risk of loss of those deposits greater than the coverage limit.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006:

Office equipment	$4,550
Accumulated depreciation	(4,550)

Net property and equipment	$-

Depreciation expense for the years ended December 31, 2006 and 2005 was $0 and $0, respectively.

NOTE 3 - COMMITMENTS AND SUBSEQUENT EVENTS

On December 31st, 2006 the company entered into an agreement whereby Ms. Beven, a Note Holder of the Company, relinquished $5,000 dollars of the remaining $10,000 interest due on a $30,000 note, of which the principal has been paid in full. The agreement called for the commitment by the Company to pay $1,000 per month beginning on January 1st 2007 and continuing for 4 additional months until paid. As of April 16th, 2007, the January and February installments have been rendered and the Company believes the contract to be intact and unchallenged.

On November 14th, 2006 the Company executed a service agreement with Vintage Fillings LLC. Whereby Vintage will provide all “EDGARIZING” services required by the company for a period of 1 year, ( November 14th’2006 through November 14th, 2007). The Company issued 10 million shares of common stock and will issue 10 million .0003 5 Year Warrants as restitution for said services. The shares were issued on March 10th 2007, were non-assessable, fully paid for and bore no registration rights.

On March 10th, 2007 the company issued a total of 48,040,000 shares of its common stock to the Board of Directors and Officers for services renderd for the year of 2006. The shares were issued as outlined below;

President, Mark Solomon;	15,400,000	Valued	$15,400 @$0.001 per share on 03/09/07
CEO, Brian Sorrentino;	25,800,000	Valued	$25,800 @$0.001 per share on 03/09/07
CFO, Mrutyunjaya Chittavajhula	3,420,000	Valued	$3,420 @$0.001 per share on 03/09/07
BOD, Howard Siegal	3,420,000	Valued	$3,420 @$0.001 per share on 03/09/07

As of April 11, 2007, and subsequent to the close of the year on December 31, 2006, the Company issued an additional 49,619,046 common shares to Cornell Capital LLC for purpose of converting $42,300 of the convertible debenture into equity.

Officer and Board of Director Share Remuneration Policy:

Syndication is a consulting company designed for the purpose of engaging in an acquisition or merger with a perspective target company and, at this time is still in its Development Stages. When the company merges or commits to the starting up of a specific company in a clear-cut industry, it will then be in a position to establish more uniform employment contracts for its Board and Officers. As such, it will then be in a position to more clearly outline their precise duties and remuneration. As the company is still in its Development Stages, responsibilities and fair remuneration can not yet be clearly defined along those lines and, will most defiantly change as the result of a merger or acquisition. As such, to determine the fair amount of shares they should receive for services provided in the previous year, the Board Members and Officers from time to time but, at least annually during the First Quarter of any year will meet to individually negotiate their remuneration. Typical considerations normally include but, are not limited to, hours of service provided, their status as an Officer rather then a Board Member, whether during the year they have received any cash remuneration for services, if they have provided capital for the company’s operations, nature of the services provided, if they are going to remain for the next year in their current position, and if they were responsible for introductions to potential merger company candidates. These shares are always issued as non-accessible and fully paid for without registration rights.

NOTE 4 - PREFERRED STOCK

The shareholders of the Company have authorized 20,000,000 shares of preferred stock with a par value of $0.0001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company.

NOTE 5 - NOTES PAYABLE - RELATED PARTY

Notes payable to related parties consisted of the following at December 31, 2006:

Note payable to a related party, due on demand, plus interest

at 10% per annum, unsecured.	$368,937
Less: Current Portion	(368,937)

Long-Term Notes Payable to Related Parties	$-

The aggregate principal maturities of notes payable to related parties are as follows:

Year Ended
December 31,	Amount
2007	$368,937
2008	-
2009	-
2010	-
2011 and thereafter	-
Total	$368,937

Interest expense for the year ended December 31, 2006 and 2005 was $44,272 and $43,941 respectively. The total interest payable on this note is $128,377.

NOTE 6 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principals generally accepted in the Unites States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has historically incurred significant losses which have resulted in an accumulated deficit of $8,238,737 at December 31, 2006 which raises substantial doubt about the Company’s ability to continue as a going concern. At year end close, the Company had cash resources of $205,561. The management believes that our cash reserves would be able to cover the operating expenses over the next 12 months. In the event additional resources are needed, the Company intends to issue stock or additional debt in order to meet capital demands. In addition, the Company may call on the officers and Board members as well as significant shareholders to provide additional investment capital. The financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is management’s intent to seek growth by way of a merger or acquisition. It is the belief that over the next 12 months that Company will acquire at least one or more of acquisition candidates. The acquisition process should provide capital, revenue and incomes as a result. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital.

NOTE 7 - DEBENTURE AND DERIVATIVE

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

In accordance with EITF-00-19 and SFAS 150, and because there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature will be accounted for as a derivative liability, with the fair value recorded in earnings each period. On February 6, 2006 the company issued an additional $700,000 of the $1,150,000 debenture and on June 8th 2006 issued the final $150,000 of the $1,150,000 debenture.

Of the amount of $1,150,000 convertible debenture, an amount of $75,700 was converted into equity on various dates during the year 2006, leaving a balance of $1,074,300 in the convertible debentures due on December 31st, 2006.

The fair value of the derivative liability was determined using the black scholes computation assuming a risk free rate of 4.78%, a term of 2 years which is the average length of time left of the underlying debenture payments, a volatility of 2.407941, which is determined by taking the volatility of the last 2 years. Also, we added the value of the 120,000,000 warrants using a risk free rate of 4.78%.

NOTE 8 - NOTE PAYABLE

At December 31, 2006, the Company had four notes payable totaling $138,011. These notes are unsecured and due on demand. Interest for some is at 12% default and for some others is flat interest. Interest expense for the years ended December 31, 2006 & 2005 was $12,961 and $11,659, respectively.

NOTE 9 - INVESTMENT

During the twelve months ended December 31, 2006, the Company purchased 454 Class “A” Preferred stock in Tristate Metro Territories, LLC (TSMT) for $52,273. This investment is valued at the lower of cost or market and represents approximately 2% of TSMT. A major shareholder of the Company is also a member of TSMT. As of December 31, 2006 the Company has been unable to establish a market value for its investment, and thus has written its value to zero and recognized a loss of $52,273.

NOTE 10 - NOTE RECEIVABLE - RELATED PARTY

During the year end December 31, 2006, the Company loaned $44,977 to a related company. The note is unsecured and due on demand. The Company now believes that recovering the amount of the note is unlikely and has allowed for the note in full. The Company has recognized bad debt of $44,977.

NOTE 11 - WARRANTS & OPTIONS

The following table summarizes option and warrant activity during the year ended December 31, 2005 and 2006.

	Options	Options
	and Warrants	or Warrants
	Outstanding	Price Per Share
Outstanding at January 1, 2005
Options granted	-	-
Warrants issued (12/30/2005)	120,000,000	$0.008 - 0.10
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at December, 31, 2006	120,000,000

The following table summarizes information about stock options and warrants outstanding at December 31, 2006.

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.008	36,000,000	4.00	$0.008	36,000,000	$0.008
0.01	36,000,000	4.00	0.01	36,000,000	0.01
0.02	21,000,000	4.00	0.02	21,000,000	0.02
0.05	16,000,000	4.00	0.05	16,000,000	0.05
0.10	11,000,000	4.00	0.10	11,000,000	0.10

$0.008-0.10	120,000,000	4.00	$0.574	120,000,000	$0.574

NOTE 12 - DISCONTINUED OPERATIONS

HTRG ASSOCIATES, LLC

In 2006, the Company discontinued the operations of its wholly owned subsidiary HTRG Associates, LLC. The Loss from discontinued operations of $15,198 during the year ended December 31, 2006 consists of general and administration expenses. Similarly, during the year ended December 31. 2005, the loss of $5,050 from the discontinued operations consist of general and administration expenses.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that there were material weaknesses in the Company's disclosure controls and procedures as of December 31, 2006. Specifically, the Company was not accurately reconciling its accounts, inadequately monitoring its control procedures and needed to upgrade its experience related to cash flow procedures.

It was further concluded that management will take the following steps to upgrade its significant control procedures in order to better monitor and control the process of presentation of expense accruals. This we believe will stave off the potential for improper presentation of prepaid expenses and account reconciliations. Further, in order to better comply with the changes in reporting requirements mandated by rule 404 of the Sarbanes-Oxley Act of 2002, the Company will establish and implement appropriate accounting policies and procedures and then prepare an accounting policies and procedural manual. The manual will include a chart of accounts, adequate explanations of account content, month end, quarter end, and year end closing procedures, appropriate descriptions of all accounting procedures and routines and all matters that bear directly or indirectly on the functioning of the system of internal accounting control. The Company will then take steps to establish policies and procedures to regularly evaluate and report on their effectiveness as part of the Company’s corporate governance and related reporting requirements.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of April 11, 2007

Name	Age	Position

Brian Sorrentino	49	Acting Chief Executive Officer

Mrutyunjaya S. Chittavajhula	46	Chief Financial Officer

Mark Solomon	48	President and Director

Howard B. Siegel	60	Director

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

BRIAN SORRENTINO, 49, serves as our CEO and as a director. Mr. Sorrentino has worked in the securities industry since 1986 and has been licensed series 6, 7, and 24. In 1993, he started Source Management Services, a consulting company. Mr. Sorrentino has specialized in mergers and acquisitions and contract negotiations with regard to those efforts.

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

MRUTYUNJAYA S. CHITTAVAJHULA, 46, serves as our Chief Financial Officer. Mr. Chittavajhula graduated Andhra University located in India with a degree in commerce. From July 1999 through November 2002, Mr. Chittavajhula worked as an accountant in David Pomerantz & Associates, LLC where handled all aspects of professional accounting services. From 2002 until present, Mr. Chittavajhula has been employed as a comptroller of Deep Sea Logistics, Inc. From April 2003 until the present, Mr. Chittavajhula started working for James D Goldblatt CPA PC, Maryland, as an accountant. From May 2003 to July 2004, Mr. Chittavajhula was employed by Futrovsky & Tossman, CPAs, as an accountant.

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

Director Compensation

Directors receive an issuance of shares of our common stock as given below, for serving as directors and are repaid for their expenses incurred for serving as directors.

President; Mark Solomon; 15,400,000 shares in stock;

CEO; Brian Sorrentino; 25,800,000 shares stock, $139,605 in consulting fee;

CFO; Mrutyunjaya Chittavajhula; 3,420,000 shares in stock, $51,326 in fee for accounting services; and

BOD; Howard Seigal; 3,420,000 shares in stock.

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

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more then 10 percent of the Company’s Common Stock, to file with the SEC the initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2006. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2006, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

ITEM 10. EXECUTIVE COMENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2006 and 2005 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2006 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
CEO	2006	139,605 *	0	25,800	0	0	0	0	165,405
President	2006	0	0	15,400	0	0	0	0	15,400
CFO	2006	51,326	0	3,420	0	0	0	0	54,746
BOD	2006	0	0	3,420	0	0	0	0	3,420

* $69,472 as a non-cash compensation, which was reinvested back in to the Company by the Officer.

We do not pay directors compensation for their service as directors. We are in the process of developing a compensation policy for our directors.

Employment Agreements

We have not entered into employment agreements with any of our officers or employees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 16, 2007 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

		Common Stock	Percentage of
Name of Beneficial Owner	Title	Beneficially Owned (1)	Common Stock (1)

Mrutyunjaya S. Chittavajhula.	CFO	6,420,000	2.41%
1250 24th Street, NW
Suite 300, Washington, D.C. 20037

Mark Solomon	President and Director	25,569,800	9.58%
901 South Federal Highway
Fort Lauderdale, Florida 22216

Howard B. Siegel	Director	6,450,000	2.42%
15902 South Barker Landing
Houston, Texas 77079

Brian Sorrentino	CEO and Director	46,403,342	17.39%
PO Box 484
Damascus, MD 20872

Dale Hill		31,321,194	11.74%
5056 West grove Drive
Dallas, Texas 75248

All Directors and Executive
Officers as a Group (4)		116,164,336	43.53%

* Less than 1%.

(1) Applicable percentage ownership is based on 266,846,589 shares of common stock outstanding as of April 16, 2007, together with securities exercisable or convertible into shares of common stock within 60 days of April 16, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 16, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1999, we borrowed an aggregate of $105,000 from Brian Sorrentino, an executive officer, director and shareholder. We executed a promissory note for the loan amount at an interest rate of 12% per annum. The loan, which was due March 3, 2000, has not been paid as of the date of this filing. In the fiscal year ended December 31, 2003, Mr. Sorrentino loaned an additional $4,100 to the Company. In the fiscal year ended December 31, 2004, Mr. Sorrentino loaned an additional $248,730 to the Company. As of December 31, 2006, that the aggregate amount due including interest to Mr. Sorrentino is $497,314.

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

On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a greater than 10% shareholder, director and an executive officer of our company, is a 10% shareholder in Tri State. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of operating hair coloring salon units under the name of "HCX the haircolorxperts. The assets being negotiated by us include the exclusive right to the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005, we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. During the twelve months ended December 31, 2006, the Company purchased 454 Class “A” Preferred stock in Tristate.

Until June 2007, we had a corporate services consulting agreement with Source Management Services ("Source Management"). Brian Sorrentino, a significant shareholder and an executive officer and director, is the president and sole director and shareholder of Source Management. Pursuant to this agreement we compensated Source Management at the rate of $150 per hour. In addition, we issued 571,000 shares of common stock to Source Management as a bonus.

During the year end December 31, 2006, the Company loaned $44,977 to a related company. The note is unsecured and due on demand. We advanced a total of $44,977 to Tri State Metro Territories LLC during 2006. Also, we wrote off this whole amount.

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

4.4	Securities Purchase Agreement, dated June 15, 2004, by and among Syndication Net.com, Inc. and Cornell Capital Partners, L.P. (1)

4.5.	Secured Convertible Debenture with Cornell Capital Partners, L.P. (1)

4.6	Investor Registration Rights Agreement, dated June 15, 2004, by and among Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Securities Purchase Agreement. (1)

4.7	Escrow Agreement, dated June 15, 2004, by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Securities Purchase Agreement. (1)

4.8	Security Agreement, dated June 15, 2004, entered into between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Securities Purchase Agreement. (1)

4.9	Standby Equity Distribution Agreement, dated June 15, 2004, between Cornell Capital Partners, L.P. and Syndication Net.com, Inc. (1)

4.10	Registration Rights Agreement, dated June 15, 2004, by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Standby Equity Distribution Agreement. (1)

4.11	Escrow Agreement, dated June 15, 2004, by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Standby Equity Distribution Agreement. (1)

4.12	Placement Agent Agreement, dated June 15, 2004, by and among Syndication Net.com, Inc., Newbridge Securities Corporation and Cornell Capital Partners, L.P. (1)

4.13	Amendment No. 1 to the Standby Equity Distribution Agreement dated August 25, 2004 by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. (1)

4.14	Secured Convertible Debenture with Cornell Capital Partners, L.P. dated July 9, 2004(1)

4.15	Securities Purchase Agreement dated December 30, 2005 by and among the Company and Cornell Capital Partners, L.P. (2)

4.16	Form of Secured Convertible Debenture dated December 30, 2005. (2)

4.17	Form of Stock Purchase Warrant dated December 30, 2005. (2)

4.18	Investor Registration Rights Agreement dated December 30, 2005 by and among the Company and Cornell Capital Partners, L.P. (2)

4.19	Amended and Restated Security Agreement dated December 30, 2005 by and among the Company and Cornell Capital Partners, L.P. (2)

4.20	Escrow Agreement dated December 30, 2005 by and among the Company and Cornell Capital Partners, L.P. (2)

4.21	Termination Agreement dated December 30, 2005 by and among the Company and Cornell Capital Partners, L.P. (2)

4.22	Amended and Restated Securities Purchase Agreement dated as of February 3, 2006 by and among the Company and Cornell Capital Partners, L.P. (3).

4.23	Amended and Restated Investor Registration Rights Agreement dated as of February 3, 2006 by and among the Company and Cornell Capital Partners, L.P. (3).

4.24	Second Amended and Restated Security Agreement dated as of February 3, 2006 by and among the Company and Cornell Capital Partners, L.P. (3).

4.25	Termination Agreement dated as of February 3, 2006 by and among the Company and Cornell Capital Partners, L.P. (3).

4.26	Secured Convertible Debenture with Cornell Capital Partners, L.P. dated February 3, 2006 (3))

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

14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of the Company.(1)

31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________________________

(1)	Filed as an exhibit to the Form SB-2 Registration Statement file with the Securities and Exchange Commission on July 7, 2004.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006.

(3)	Filed as an exhibit to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 3, 2006.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

Audit fees consist of fees for professional services rendered for the audit of Syndication’s consolidated financial statements and review of financial statements included in Syndication’s quarterly reports and services normally provided by the independent auditor in connection with the statutory and regulatory filings or engagements. Those fees for fiscal year 2006 were about $39,000 and for fiscal year 2005 were about $36,000.

AUDIT RELATED FEES

For the fiscal years ended December 31, 2006 and 2005, there were no fees billed for the audit or review of the financial statements that are not reported above Audit Fees.

TAX FEES

For the fiscal years ended 2006 and 2005 the fees billed for tax compliance services and tax-planning advice provided were $-0-.

OTHER FEES

For the fiscal years ended 2006 and 2005 there were no other fees billed for services other than services described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNDICATION, INC.

Dated: April 16, 2007

By:	/s/Brian Sorrentino
Brian Sorrentino
CEO

By:	/s/ Mark Solomon
Mark Solomon
President

By:	/s/Mrutyunjaya S. Chittavajhula.
Mrutyunjaya S. Chittavajhula.
CFO and Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Brian Sorrentino	CEO and Director	April __, 2007
Brian Sorrentino

/s/Mrutyunjaya S. Chittavajhula.	CFO and Chief Accounting Officer	April __, 2007
Mrutyunjaya S. Chittavajhula.

/s/Mark Solomon ______________	President and Director	April __, 2007
Mark Solomon

/s/Howard B. Siegel____________	Director	April __, 2007
Howard B. Siegel