Form 10QSB
period 2007-03-31
SYNDICATION NET COM INC
filed 2007-05-22
CIK 1107604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended March 31, 2007

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 0-28955

SYNDICATION, INC.
(Exact name of registrant as specified in its charter)

Delaware	57-2218873
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1250 24th Street, NW Suite 300 Washington, D.C. 20037 (Address of principal executive offices (zip code)) (202) 467-2788 (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act).
Yes ☐  No ☒

At May 20, 2007, there were 266,846,589 shares of common stock, $0.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and December 31, 2006

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

CURRENT ASSETS

Cash	$80,267	$205,561
Prepaid expenses	12,500	-

Total Current Assets	92,767	205,561

OTHER ASSETS

Debt Offering Costs	165,521	165,521
Accumulated Amortization Debt Offering Costs	(61,990)	(48,197)
Total Other Assets	103,531	117,324

TOTAL ASSETS	$196,298	$322,885

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$37,898	$48,803
Accounts payable - related party	72,625	28,497
Note payable - related party	368,937	368,937
Interest payable - related party	71,427	128,377
Note payable	138,011	138,011
Interest payable	47,226	45,985
Interest payable - convertible debenture	154,680	123,099
Directors fee accrued	-	48,040
Derivative Liability	2,730,507	2,614,266

Total Current Liabilities	3,621,311	3,544,015

LONG TERM LIABILITIES

Convertible Debenture	1,032,000	1,074,300
Debt discount net of amortization	(711,915)	(746,146)

Total Long Term Liabilities	320,085	328,154

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: 20,000,000 shares authorized of $0.0001 par value, no shares issued and outstanding	-	-

Common stock: 3,000,000,000 shares authorized of $0.0001 par value, 266,846,589 shares issued and outstanding respectively	26,685	13,748
Additional paid-in capital	4,847,489	4,670,745
Stock subscriptions payable	-	2,500
Stock warrants payable	7,380	2,460
Deficit accumulated prior to the development stage	(2,231,519)	(2,231,519)
Deficit accumulated during the development stage	(6,395,133)	(6,007,218)

Total Stockholders’ Equity (Deficit)	(3,745,098)	(3,549,284)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$196,298	$322,885

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

	For the Three Months Ended March 31,		From inception of the Development stage on January 1, 2004 through March 31,
	2007	2006	2007

CONSULTING REVENUE	$-	$-	$-

OPERATING EXPENSES

Bad debt expense	-	49,564	403,916
General and administrative	27,340	12,837	1,071,284
Consulting	72,000	45,925	1,871,267

Total Operating Expenses	99,340	108,326	3,346,467

OPERATING LOSS	(99,340)	(108,326)	(3,346,467)

OTHER INCOME (EXPENSES)
Amortization of debt discount	(34,231)	-	(438,085)
Amortization of debt offering costs	(13,793)	(6,776)	(61,990)
Amortization of deferred fee	-	-	(406,000)
Interest income	922	-	5,307
Other Income (expenses)	(21,709)	(26,608)	470,083
Gain (Loss) on investments	-	(17,172)	(420,210)
Gain (Loss) on derivative liability	(173,874)	151,454	(1,748,196)
Interest expense	(45,890)	(16,541)	(429,327)

Total Other Income (Expenses)	(288,575)	84,357	(3,028,418)

LOSS BEFORE INCOME TAXES AND DISCONTINUED
OPERATIONS	(387,915)	(23,969)	(6,374,885)

INCOME TAX EXPENSE	-	-	-

LOSS FROM CONTINUING OPERATIONS	(387,915)	(23,969)	(6,374,885)

LOSS FROM DISCONTINUED OPERATIONS	-	(15,198)	(20,248)

NET LOSS	$(387,915)	$(39,167)	$(6,395,133)

LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.00)	$(0.00)

LOSS FROM DISCONTINUED OPERATIONS	-	-

BASIC INCOME (LOSS) PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	180,182,586	99,993,946

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 1, 2004 Through March 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(387,915)	$(39,167)	$(6,395,133)

Adjustments to reconcile net loss to net cash
provided (used) in operating activities:
Common Stock issued for services	87,248	-	1,520,480
Stock warrants for services	4,920	-	7,380
Amortization of debt discount	34,231	-	438,085
Amortization of debt offering costs	13,793	6,776	61,990
Amortization of deferred fees	-	-	406,000
Bad debt expense	-	49,564	403,916
Loss on investment value	-	17,172	420,210
Gain on A/P write off	-	-	(39,932)
Unearned compensation	-	-	190,000
Loss (Gain) on derivative liability	173,874	(151,454)	1,748,196
Contributed services	-	-	69,471

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(12,500)	-	(12,500)
(Increase) decrease in accounts receivable	-	10,450	-
Decrease in accounts payable	(10,905)	(58,271)	(18,110)
Increase (decrease) in accounts payable - related party	44,128	(16,702)	71,625
Increase (decrease) in interest payable - related party	(56,950)	11,068	38,463
Increase (decrease) in interest payable - others	1,241	(8,356)	52,897
Increase (decrease) in interest payable - convertible debentures	31,581	(1,318)	150,661
(Decrease) in directors fee accrued	(48,040)	-	(44,000)
Increase in accrued expenses	-	-	38,641
Increase in accrued expenses related party	-	-	32,000

Net Cash Used in Operating Activities	(125,294)	(180,238)	(859,660)

CASH FLOWS FROM INVESTING ACTIVITIES
Decrease in notes receivable - related party	-	(49,564)	(403,916)
Decrease in investments - related party	-	(17,172)	(420,210)

Net Cash Used in Investing Activities	-	(66,736)	(824,126)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	50,000
Proceeds from notes payable	-	-	707,500
Payments on notes payable	-	(163,750)	(265,739)
Proceeds from convertible debenture	-	624,479	1,184,479
Payments on convertible debentures	-	(168,038)	(168,038)
Proceeds from notes payable - related party	-	-	280,097
Payments on notes payable - related party	-	-	(24,260)

Net Cash Provided by Financing Activities	-	292,691	1,764,039

NET INCREASE (DECREASE) IN CASH	(125,294)	45,717	80,253

CASH, BEGINNING OF PERIOD	205,561	255,684	14

CASH, END OF PERIOD	$80,267	$301,401	$80,267

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

	For the Three Months Ended March 31,		From Inception of the Development Stage on January 1, 2004 Through March 31,
	2007	2006	2007

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Income taxes	$-	$-	$-
Interest	$-	$-	$11,370

Non-Cash Financing Activities

Common stock issued for deferred fees	$-	$-	$304,000
Common stock issued for converting N/P	$-	$-	$340,001
Common stock issued for converting debt	$42,300	$-	$139,962
Common stock issued for services	$87,248	$-	$1,512,981
Forgiveness of debt - related party	$-	$-	$24,678

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
March 31, 2007 and December 31, 2006

NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted in accordance with such rules and regulations. The information furnished in the consolidated interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these consolidated interim financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

NOTE 2 - GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principals generally accepted in the Unites States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At the 1st Quarter close, the Company had cash resources of $80,267.00 which the Company believes will be adequate resources to cover its operating costs and to allow it to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is management’s intent to seek growth by way of a merger or acquisition. It is the belief that over the next 12 months that Company will acquire at least one or more of acquisition candidates. The acquisition process should provide capital, revenue and incomes as a result. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital.

NOTE 3 - DEBENTURE

On December 30th 2005, Syndication, Inc. (the “Company”), in order to obtain alternative funding for its ongoing operations of the Company, entered into a Termination Agreement with Cornell Capital Partners, LP (the “Investor”) pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30th 2005, the company then executed a Securities Purchase Agreement (the “Agreement”) for the sale of (i) $1,150,000 in secured convertible debentures (the “Debentures”) and (ii) stock purchase warrants (the “Warrants”) to buy 120,000,000 shares of our common stock. In accordance with EITF-00-19 and SFAS 150, since there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature should be accounted for as a derivative liability, with the fair value recorded in earnings each period. On February 6th 2006 the company issued an additional $700,000 of the $1,150,000 debenture and on June 8th 2006 issued the final $150,000 of the $1,150,000 debenture. As of March 31st, 2007, the Company converted $118,000 of its debenture to equity reducing the outstanding debenture balance from $1,150,000 to $1,032,000.

NOTE 4 - SUBSEQUENT EVENTS

 Sy-Med Decompression Inc.

In April 2007 the company launched a wholly owned Subsidiary named “Sy-Med Decompression Inc.” Sy-Med Decompression is engaged in the business of providing a non-surgical treatment option for patients with back pain due to lumbar disc herniation, degenerative disc disease, sciatica, facet syndrome and spinal stenosis. Clinical studies have shown that spinal decompression treatments are more than 82% effective in relieving lower back pain and sciatica. The company’s business plan calls for a roll out of 10 Sy-Med Decompression Centers over the next 12 months. The roll out will include a combination of “Fee Per Click” partnership arrangements with current operating Chiropractic Centers and stand alone “doc in the box” centers that provide only decompression treatment services.

Of the $95,000 dollar cost for its first “Decompression Table”, the company financed $79,000 over a period of 5 years.

NOTE 5 - SHARE DISTRIBUTION

On November 14, 2006 the Company executed a service agreement with Vintage Fillings LLC. Whereby Vintage will provide all “EDGARIZING” services required by the company for a period of 1 year, (November 14, 2006 through November 14, 2007). The Company issued 10 million shares of common stock and will issue 10 million $ 0.0003 5 Year Warrants as compensation for said services. The shares were issued on March 10, 2007, were non-assessable, fully paid for and bore no registration rights.

On March 10th, 2007 the company issued a total of 48,040,000 shares of its common stock to the Board of Directors and Officers for services rendered for the year of 2006. The shares were issued as outlined below;

President, Mark Solomon;	15,400,000 Valued $15,400 @$0.001 per share on 03/09/07
CEO, Brian Sorrentino;	25,800,000 Valued $25,800 @$0.001 per share on 03/09/07
CFO, Mrutyunjaya Chittavajhula	3,420,000 Valued $ 3,420 @$0.001 per share on 03/09/07
BOD, Howard Siegal	3,420,000 Valued $ 3,420 @$0.001 per share on 03/09/07

During the three months ended March 31, 2007, the Company issued 49,619,046 common shares to Cornell Capital LLC for converting $42,300 of the convertible debentures into equity.

There were 21,709,000 shares of common stock issued to extend two notes payable to March 10, 2008 pursuant to agreements dated March 7, 2007.

NOTE 6 - RECLASSIFICATION

The consolidated financial statements for periods prior to December 31, 2006, have been reclassified to conform to the headings and classifications used in the March 31, 2007, consolidated financial statements.

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

We had one wholly owned subsidiary, Kemper Pressure Treated Forest Products, Inc. Kemper was engaged in the retail brokerage business of preservative treated lumber such as utility poles, bridge pilings, timber and guardrail posts. Kemper had one customer and as a result of limited revenue we elected to wind down Kemper’s operations during the fourth quarter of 2003. We have changed our focus and growth efforts towards our consulting business and/or the acquisition of an operating development company.

HTRG Associates LLC / Name Changed; 1st Quarter 2006 to “Syndicated Properties LLC”

In September 2005, we launched HTRG Associates LLC and changed the name to Syndicated Properties LLC in the first quarter of 2006. Syndicated Properties LLC (f/k/a SP & Associates LLC) ("SP") is a wholly owned subsidiary that will specialize in the real estate appraisal business. We originally brought on Thomas Gibbs as the President of SP to run the daily operations of the organization. In the 1st quarter of 2006 the company decided to discontinue its efforts in the real estate appraisal industry and focus on real estate development. As a result of the shift in business strategy the services of Mr. Gibbs were no longer essential to the operations of the company and a long term service contract was never executed. Mr. Gibbs is currently not affiliated with the company in any capacity but, the company may use his services when real estate development projects ensue.

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

SUBSEQUENT EVENTS

Sy-Med Decompression Inc.

In April 2007 the company launched a wholly owned Subsidiary named “Sy-Med Decompression Inc.” Sy-Med Decompression is engaged in the business of providing a non-surgical treatment option for patients with back pain due to lumbar disc herniation, degenerative disc disease, sciatica, facet syndrome and spinal stenosis. Clinical studies have shown that spinal decompression treatments are more than 82% effective in relieving lower back pain and sciatica. The company’s business plan calls for a roll out of 10 Sy-Med Decompression Centers over the next 12 months. The roll out will include a combination of “Fee Per Click” partnership arrangements with current operating Chiropractic Centers and stand alone “doc in the box” centers that provide only decompression treatment services.

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

There was no revenues for the three months ended March 31, 2007 or March 31, 2006.

The operating expenses for the three months ended March 31, 2007 decreased by $8,988 to $99,340 for the three months ended March 31, 2007 from $108,326 for the three months ended March 31, 2006. Our operating expenses consist of bad debt expenses, general and administrative expenses and consulting fees. The reason for the decrease primarily relates to the decrease in administrative expenses.

The net loss for the three months ended March 31, 2007 was $387,915 compared to net loss of $39,167 for the three months ended March 31, 2006. The primary reasons for the increase in net loss was due to the derivative liability expense related to the company’s Convertible Debenture.

Liquidity and Capital Resources

Total current assets at March 31, 2007 were $92,767 with total current liabilities of $3,621,311, resulting in a working capital deficit of $3,528,544 at March 31, 2007.

We have historically incurred losses. For the three months ended March 31, 2007, we had a operating loss of $99,340.

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

ITEM 3. CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management concluded that such disclosure controls and procedures were not effective and that it would take steps to upgrade its significant control procedures in order to better monitor and control the process of presentation of expense accruals. This we believe will stave off the potential for improper presentation of prepaid expenses and account reconciliations. Further, in order to better comply with the changes in reporting requirements mandated by rule 404 of the Sarbanes-Oxley Act of 2002, the Company will establish and implement appropriate accounting policies and procedures and then prepare an accounting policies and procedural manual. The manual will include a chart of accounts, adequate explanations of account content, month end, quarter end, and year end closing procedures, appropriate descriptions of all accounting procedures and routines and all matters that bear directly or indirectly on the functioning of the system of internal accounting control. The Company will then take steps to establish policies and procedures to regularly evaluate and report on their effectiveness as part of the Company’s corporate governance and related reporting requirements.

PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material litigation and management has no knowledge of any threatened or pending litigation against it.

ITEM 2. CHANGES IN SECURITIES

On November 14th, 2006 the Company executed a service agreement with Vintage Fillings LLC. Whereby Vintage will provide all “EDGARIZING” services required by the company for a period of 1 year, (November 14th’2006 through November 14th, 2007). The Company issued 10 million shares of common stock and will issue 10 million .0003 5 Year Warrants as restitution for said services. The shares were issued on March 10th 2007, were non-assessable, fully paid for and bore no registration rights.

On March 10th, 2007 the company issued a total of 48,040,000 shares of its common stock to the Board of Directors and Officers for services rendered for the year of 2006. The shares were issued as outlined below;

President, Mark Solomon;	15,400,000 Valued $15,400 @$0.001 per share	on 03/09/07
CEO, Brian Sorrentino;	25,800,000 Valued $25,800 @$0.001 per share	on 03/09/07
CFO, Mrutyunjaya Chittavajhula	3,420,000 Valued $ 3,420 @$0.001 per share	on 03/09/07
BOD, Howard Siegal	3,420,000 Valued $ 3,420 @$0.001 per share	on 03/09/07

During the three months ended March 31, 2007, the Company issued 49,619,046 common shares to Cornell Capital LLC for converting $42,300 of the convertible debentures into equity.

There were 21,709,000 shares of common stock issued to extend two notes payable to March 10, 2008 pursuant to agreements dated March 7, 2007.

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

SYNDICATION, INC.

By: /s/Brian Sorrentino

Brian Sorrentino
CEO and Principal Executive Officer
Dated: May 21, 2007

By: /s/Mrutyunjaya S. Chittavajhula.

Mrutyunjaya S. Chittavajhula.
CFO and Principal Accounting Officer
Dated: May 21, 2007