Form 10QSB
period 2007-06-30
SYNDICATION NET COM INC
filed 2007-08-20
CIK 1107604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended June 30, 2007

or

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
Yes  ☐  No ☒

At August 17, 2007, there were 266,846,589 shares of common stock, $0.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes  ☐  No ☒

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets

ASSETS

	June 30,	December 31,
	2007	2006
	(Unaudited)

CURRENT ASSETS

Cash	$20,062	$205,561
Prepaid expenses	7,769	-
	-	-
Total Current Assets	27,831	205,561

Property and equipment	95,246	-
Accumulated depreciation	(3,402)	-
	-	-

Net Property and equipment	91,844	-

Other Assets	212	-
Debt Offering Costs	165,521	165,521
Less:Accumulated Amortization Debt Offering Costs	(75,783)	(48,197)

Total Other Assets	89,950	117,324

TOTAL ASSETS	$209,625	$322,885

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30,	December 31,
	2007	2006
	(Unaudited)

CURRENT LIABILITIES

Accounts payable	$38,667	$48,803
Accounts payable - related party	134,203	28,497
Capital lease obligation - current	14,061	-
Note payable - related party	368,937	368,937
Interest payable - related party	61,565	128,377
Note payable	138,011	138,011
Interest payable	50,457	45,985
Interest payable - convertible debenture	185,555	123,099
Obligations under capital lease- current portion
Directors fee accrued	-	48,040
Derivative Liability	4,824,839	2,614,266

Total Current Liabilities	5,816,296	3,544,015

LONG TERM LIABILITIES

Obligations under capital lease	68,629	-
Convertible Debenture	1,032,000	1,074,300
Debt discount net of amortization	(538,281)	(746,146)

Total Long Term Liabilities	562,348	328,154

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: 20,000,000 shares authorized of
$0.0001 par value, no shares issued and outstanding	-	-

Common stock: 3,000,000,000 shares authorized of $0.0001
par value, 266,846,589 shares issued and
outstanding respectively	26,685	13,748
Additional paid-in capital	4,847,489	4,670,745
Stock subscriptions payable	-	2,500
Stock warrants payable	8,231	2,460
Deficit accumulated prior to the development stage	(2,231,519)	(2,231,519)
Deficit accumulated during the development stage	(8,819,905)	(6,007,218)

Total Stockholders’ Equity (Deficit)	(6,169,019)	(3,549,284)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$209,625	$322,885

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)
					From inception
					of the
					Development stage on
	For the Three Months Ended		For the Six Months Ended		January 1, 2004
	June 30		June 30,		through
	2007	2006	2007	2006	June 30, 2007
OPERATING EXPENSES
Bad debt expense (recovered)	(20,000)	6,750	(20,000)	56,314	383,916
General and administrative	42,544	88,534	69,886	101,373	1,064,308
Consulting	72,000	22,880	144,000	68,805	1,971,267

Total Operating Expenses	94,544	118,164	193,886	226,492	3,419,491

OPERATING LOSS	(94,544)	(118,164)	(193,886)	(226,492)	(3,419,491)

OTHER INCOME (EXPENSES)
Amortization of debt discount	(173,634)	(145,741)	(207,865)	(145,741)	(757,460)
Amortization of debt offering costs	(13,793)	(14,546)	(27,586)	(21,322)	(97,105)
Amortization of leased equipment	(3,402)	-	(3,402)	-	(3,402)
Amortization of deferred fee	-	-	-	-	(406,000)
Amortization of other costs	-	-	-	-	167,063
Interest income	79	711	1,001	711	5,386
Other Income (expenses)	-	33,021	(21,709)	6,413	470,083
Gain (Loss) on investments	-	(35,101)	-	(52,273)	(420,210)
Gain (Loss) on derivative liability	(2,094,332)	(393,580)	(2,268,206)	(242,126)	(3,842,528)
Interest expense	(45,144)	(66,036)	(91,034)	(82,578)	(495,994)

Total Other Income (Expenses)	(2,330,227)	(621,272)	(2,619,802)	(536,915)	(5,380,165)

LOSS BEFORE INCOME TAXES
AND DISCONTINUED OPERATIONS	(2,424,771)	(739,437)	(2,812,687)	(763,407)	(8,799,656)

INCOME TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,424,771)	(739,437)	(2,812,687)	(763,407)	(8,799,656)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	(15,198)	(20,248)

NET LOSS	$(2,424,771)	$(739,437)	$(2,812,687)	$(778,605)	$(8,819,904)

LOSS PER SHARE FROM CONTINUING OPERATIONS	$(0.01)	$(0.01)	$(0.01)	$(0.01)

LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	266,846,589	99,993,946	223,753,991	99,993,946

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
	For the Six Months Ended June 31,		January 1, 2004 Through
	2007	2006	June 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(2,812,686)	$(778,605)	$(8,819,904)
Adjustments to reconcile net loss to net cash
provided (used) in operating activities:
Common Stock issued for services	87,248	-	1,520,480
Stock warrants for services	5,771	-	8,231
Amortization of debt discount	207,865	-	611,719
Amortization of debt offering costs	13,793	21,322	61,990
Amortization of deferred fees	-	-	406,000
Amortization of leased equipment	3,402	-	3,402
Bad debt expense	-	-	403,916
Loss on investment value	-	-	420,210
Gain on A/P write off	-	-	(39,932)
Unearned compensation	-	-	190,000
Loss (Gain) on derivative liability	2,268,206	1,092,126	3,842,528
Contributed services	-	-	69,471

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(7,769)	(1,400)	(7,769)
(Increase) decrease in accounts receivable	-	10,450	-
Decrease in accounts payable	(10,136)	(65,467)	(17,341)
Increase (decrease) in accounts payable - related party	105,705	15,292	133,202
Increase (decrease) in interest payable - related party	(66,812)	22,259	28,601
Increase (decrease) in interest payable - others	4,472	(2,291)	56,128
Increase (decrease) in interest payable - convertible debentures	62,456	47,463	181,536
(Decrease) in directors fee accrued	(48,040)	-	(44,000)
Increase in debt offering costs	13,793	(105,521)	13,793
Increase in accrued expenses	-	-	38,641
Increase in accrued expenses related party	-	-	32,000

Net Cash Used in Operating Activities	(172,732)	255,628	(907,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Incorporation expenses	(212)	-	(212)
Decrease in notes receivable - related party	-	-	(403,916)
Decrease in investments - related party	-	-	(420,210)

Net Cash Used in Investing Activities	(212)	-	(824,338)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	50,000
Proceeds from notes payable	-	-	707,500
Payments on notes payable	-	(163,750)	(265,739)
Proceeds from convertible debenture	-	145,741	1,184,479
Payments on convertible debentures	-	(168,038)	(168,038)
Proceeds from notes payable - related party	-	-	280,097
Payments on notes payable - related party	-	-	(24,260)
Repayment of lease liability	(12,556)	-	(12,556)

Net Cash Provided by Financing Activities	(12,556)	(186,047)	1,751,483

NET INCREASE (DECREASE) IN CASH	(185,500)	69,581	20,047

CASH, BEGINNING OF PERIOD	205,561	255,684	14

CASH, END OF PERIOD	$20,061	$325,265	$20,061

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Consolidated Statements of Cash Flows (Continued)
(Unaudited)

			From Inception
			of the
			Development
			Stage on
	For the Six Months Ended		January 1, 2004
	March 31,		Through
	2007	2006	June 30, 2007

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Income taxes	$-	$-	$-
Interest	$-	$-	$11,370

Non-Cash Financing Activities

Common stock issued for deferred fees	$-	$-	$304,000
Common stock issued for converting N/P	$-	$-	$340,001
Common stock issued for converting debt	$42,300	$-	$139,962
Common stock issued for services	$87,248	$-	$1,512,981
Forgiveness of debt - related party	$-	$-	$24,678

The accompanying notes are an integral part of these consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Consolidated Financial Statements
June 30, 2007 and December 31, 2006

NOTE 1 -BASIS OF FINANCIAL STATEMENT PRESENTATION

General

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted in accordance with such rules and regulations. The information furnished in the consolidated interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these consolidated interim financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Business and Basis of Presentation

On March 25, 1999, Syndication, Inc. (the "Company") was incorporated under the laws of the State of Delaware The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS No. 7") and its efforts have been principally devoted to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage business, e-commerce businesses and traditional brick-and-mortar businesses. To date, the Company has no revenues , has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from its inception as a development stage enterprise through June 30, 2007, the Company has accumulated losses of $8,816,905.

The consolidated financial statements include the accounts of the Company, and its wholly-owned subsidiary , Syndicated Properties LLC,  All significant inter-company transactions and balances have been eliminated in consolidation.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

NOTE 2 -GOING CONCERN

The Company’s consolidated financial statements are prepared using accounting principals generally accepted in the Unites States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At the 2nd Quarter close, the Company had cash resources of $20,061.00 which the Company believes will be adequate resources to cover its operating costs and to allow it to continue as a going concern. The consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is management’s intent to seek growth by way of a merger or acquisition. It is the belief that over the next 12 months that Company will acquire at least one or more of acquisition candidates. The acquisition process should provide capital, revenue and incomes as a result. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital.

NOTE 3 - CONVERTIBLE DEBENTURE

On December 30 th 2005, Syndication, Inc. (the “Company”), in order to obtain alternative funding for its ongoing operations of the Company, entered into a Termination Agreement with Cornell Capital Partners, LP (the “Investor”) pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30 th 2005, the company then executed a Securities Purchase Agreement (the “Agreement”) for the sale of (i) $1,150,000 in secured convertible debentures (the “Debentures”) and (ii) stock purchase warrants (the “Warrants”) to buy 120,000,000 shares of our common stock. In accordance with EITF-00-19 and SFAS 150, since there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and unissued shares to settle the conversion option. As a result, the conversion feature should be accounted for as a derivative liability, with the fair value recorded in earnings each period. On February 6 th 2006 the company issued an additional $700,000 of the $1,150,000 debenture and on June 8 th 2006 issued the final $150,000 of the $1,150,000 debenture. As of June 30, 2007 , the Company converted $118,000 of its debenture to equity reducing the outstanding debenture balance from $1,150,000 to $1,032,000.

NOTE 4 - CAPITAL LEASE OBLIGATION

Property and equipment includes the following amounts for capitalized leases at June 30, 2007:

2007
Surgical treatment	$95,246
Less: accumulated depreciation and amortization	(3,402)
$91,844

Future minimum lease payments required under the capital leases are as follows:

2007	11,614
2008	23,228
2009	23,228
2010	23,228
2011 and after	27,099

Less: amount representing interest	(25,705)

Less: current portion	(14,061)
Long-term portion	$68,629

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

PLAN OF OPERATION

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

HTRG Associates LLC / Name Changed; 1 st Quarter 2006 to “Syndicated Properties LLC”

In September 2005, we launched HTRG Associates LLC and changed the name to Syndicated Properties LLC in the first quarter of 2006. Syndicated Properties LLC (f/k/a SP & Associates LLC) ("SP") is a wholly owned subsidiary that will specialize in the real estate appraisal business. We originally brought on Thomas Gibbs as the President of SP to run the daily operations of the organization. In the 1 st quarter of 2006 the company decided to discontinue its efforts in the real estate appraisal industry and focus on real estate development. As a result of the shift in business strategy the services of Mr. Gibbs were no longer essential to the operations of the company and a long term service contract was never executed. Mr. Gibbs is currently not affiliated with the company in any capacity but, the company may use his services when real estate development projects ensue.

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

Result of Operations

The Company is in the development stage and to date has not generated revenues. The risks specifically discussed are not the only factors that could affect future performance and results. In addition to the discussion in this prospectus concerning us, our business and our operations contain forward-looking statements. Such forward-looking statements are necessarily speculative and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements. We do not have a policy of updating or revising forward-looking statements and thus it should not be assumed that silence by our Management over time means that actual events or results are occurring as estimated in the forward-looking statements herein.

As a development stage company, we have yet to earn revenues from operations. We may experience fluctuations in operating results in future periods due to a variety of factors., including our ability to obtain additional financing in a timely manner and on terms favorable to us, our ability to successfully develop our business model, the amount and timing of operating costs and capital expenditures relating to the expansion of our business, operations and infrastructure and the implementation of marketing programs, key agreements, and strategic alliances, and general economic conditions specific to our industry.

As a result of limited capital resources and no revenues from operations from its inception, the Company has relied on the issuance of equity securities to employees and non-employees in exchange for services. The Company's management enters into equity compensation agreements with non-employees if it is in the best interest of the Company under terms and conditions consistent with the requirements of Financial Accounting Standards No. 123 R, "Share-Based Compensation." In order to conserve its limited operating capital resources, the Company anticipates continuing to compensate non-employees for services during the next twelve months. This policy may have a material effect on the Company's results of operations during the next twelve months.

The operating expenses for the three months ended June 30, 2007 decreased by $22,620 to $94,544 for the three months ended June 30, 2007 from $118,164 for the three months ended June 30, 2006. Our operating expenses consist of bad debt expenses, general and administrative expenses and consulting fees. The reason for the decrease primarily relates to the decrease in administrative expenses and bad debt expense which was offset by an increase in consulting fees.

The net loss for the three months ended June 30, 2007 was $2,424,771 compared to net loss of $739,437 for the three months ended June 30, 2006. The primary reasons for the increase in net loss was due to the derivative liability expense related to the company’s Convertible Debenture.

Product Research and Development

We do not anticipate incurring any material product research and development activities during the next twelve months.

 Acquisition of Plant and Equipment and Other Assets

We do not anticipate the sale of any material property, plant or equipment during the next 12 months. We do not anticipate the acquisition of any material property, plant or equipment during the next 12 months.

Number of Employees

From our inception as a development stage enterprise through the period ended June 30, 2007, we have principally relied on the services of outside consultants and part-time employees for services. We currently have 1 full time employees and 3 part-time employees. In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next 12 months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Liquidity and Capital Resources

Total current assets at June 30, 2007 were $27,831 with total current liabilities of $5,816,296, resulting in a working capital deficit of $5,788,465 at June 30, 2007. From the Company's inception as a development stage enterprise on January 1, 2004 through June 30, 2007 the Company has incurred an operating cash flow deficit of $ 907,098, invested $824,338 in the acquisition of investments, which has been principally financed through the private placement of our common stock of $ 50,000, convertible debentures of $ 1,184,479, issuance of $707,500 of notes payable.

We expect to continue to incur additional losses and negative cash flows from operating activities for the next two years.

We have historically incurred losses. From our inception as a development stage enterprise on January 1, 2004 , we have incurred losses of $8,819,904
On December 30, 2005, the Company, in order to obtain alternative funding for its ongoing operations of the Company, entered into a Termination Agreement with Cornell Capital Partners, LP (the "Investor") pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30th 2005, the company then executed a Securities Purchase Agreement (the "Agreement") for the sale of (i) $1,150,000 in secured convertible debentures (the "Debentures") and (ii) stock purchase warrants (the "Warrants") to buy 120,000,000 shares of our common stock. On December 30, 2005, the company issued $300,000 of the $1,150,000 debenture.

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

By adjusting our operations and development to the level of capitalization, we believe we have sufficient capital resources to meet projected cash flow deficits. However, if during that period or thereafter, we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations liquidity and financial condition.

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

Inflation

It is the opinion of the Company that inflation has not had a material effect on its operations.

ITEM 3. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that the Company files under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of Disclosure and Controls and Procedures .As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) of the Exchange Act).. Based on that evaluation, the Company's management concluded that such disclosure controls and procedures were not effective and that it would take steps to upgrade its significant control procedures in order to better monitor and control the process of presentation of expense accruals. This we believe will stave off the potential for improper presentation of prepaid expenses and account reconciliations. Further, in order to better comply with the changes in reporting requirements mandated by rule 404 of the Sarbanes-Oxley Act of 2002, the Company will establish and implement appropriate accounting policies and procedures and then prepare an accounting policies and procedural manual. The manual will include a chart of accounts, adequate explanations of account content, month end, quarter end, and year end closing procedures, appropriate descriptions of all accounting procedures and routines and all matters that bear directly or indirectly on the functioning of the system of internal accounting control. The Company will then take steps to establish policies and procedures to regularly evaluate and report on their effectiveness as part of the Company’s corporate governance and related reporting requirements.

Changes in Internal Controls Over Financial Reporting. There was no change in the Company’s internal controls, which are included within disclosure controls and procedures, during its most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls.

PART 2 - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any material litigation and management has no knowledge of any threatened or pending litigation against it.

ITEM 2. CHANGES IN SECURITIES

None

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

SYNDICATION, INC.

By: /s/ Brian Sorrentino
Brian Sorrentino CEO and Principal Executive Officer Dated: August 20, 2007

By: /s/Mrutyunjaya S. Chittavajhula.
Mrutyunjaya S. Chittavajhula. CFO and Principal Accounting Officer Dated: August 20, 2007