Form 10QSB
period 2007-09-30
SYNDICATION NET COM INC
filed 2007-11-19
CIK 1107604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

For the quarterly period ended
September 30, 2007

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

At September 30, 2007, there were 278,415,216 shares of common stock, $0.0001 par value per share, issued and outstanding.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and December 31, 2006

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and December 31, 2006

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets

ASSETS

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT ASSETS

Cash	$1,058	$205,561
Prepaid expenses	2,742	-

Total Current Assets	3,800	205,561

FIXED ASSETS

Leased Equipment	95,246	-
Accumulated Amortization Leased Equipment	(6,804)	-
Computer	1,042	-
Accumulated Depreciation	(14)	-

Total Fixed Assets	89,470	-

OTHER ASSETS

Incorporation Expenses	212	-
Debt Offering Costs	165,521	165,521
Accumulated Amortization Debt Offering Costs	(89,576)	(48,197)

Total Other Assets	76,157	117,324

TOTAL ASSETS	$169,427	$322,885

The accompanying notes are an integral part of these unaudited consolidated financial statements

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30,	December 31,
	2007	2006
	(Unaudited)
CURRENT LIABILITIES

Accounts payable	$62,543	$48,803
Accounts payable - related party	14,814	28,497
Current portion of obligations under capital lease	14,487	-
Note payable - related party	535,003	368,937
Interest payable - related party	76,490	128,377
Note payable	108,011	138,011
Interest payable	43,293	45,985
Interest payable - convertible debenture	216,643	123,099
Directors fee accrued	-	48,040
Derivative Liability	6,769,298	2,614,266

Total Current Liabilities	7,840,583	3,544,015

LONG TERM LIABILITIES

Obligations under capital lease	64,843	-
Convertible Debenture	1,026,100	1,074,300
Debt discount net of amortization	(447,956)	(746,146)

Total Long Term Liabilities	642,987	328,154

STOCKHOLDERS’ EQUITY (DEFICIT)

Preferred stock: 20,000,000 shares authorized of
$0.0001 par value, no shares issued and outstanding	-	-

Common stock: 3,000,000,000 shares authorized of $0.0001
par value, 278,415,216 shares issued and
outstanding respectively	27,842	13,748
Additional paid-in capital	4,852,232	4,670,745
Stock subscriptions payable	-	2,500
Stock warrants payable	8,815	2,460
Deficit accumulated prior to the development stage	(2,231,519)	(2,231,519)
Deficit accumulated during the development stage	(10,971,512)	(6,007,218)

Total Stockholders’ Equity (Deficit)	(8,314,142)	(3,549,284)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY
(DEFICIT)	$169,427	$322,885

The accompanying notes are an integral part of these unaudited consolidated financial statements

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Operations
(Unaudited)

					From inception
					of the
					Development
					stage on
	For the Three Months Ended		For the Nine Months Ended		January 1, 2004
	September 30		September 30,		through
	2007	2006	2007	2006	September 30, 2007

REVENUE	$4,000	$-	$4,000	$-	$4,000

OPERATING EXPENSES
Bad debt expense (recovered)	(23,500)	(18,000)	(43,500)	38,314	360,416
General and administrative	46,625	182,354	116,511	465,988	1,110,933
Consulting	72,000	32,000	216,000	100,805	2,043,267

Total Operating Expenses	95,125	196,354	289,011	605,107	3,514,616

OPERATING LOSS	(91,125)	(196,354)	(285,011)	(605,107)	(3,510,616)

OTHER INCOME (EXPENSES)
Amortization of debt discount	(90,325)	-	(298,190)	-	(847,785)
Amortization of debt offering costs	(13,793)	-	(41,379)	-	(110,898)
Amortization of leased equipment	(3,402)	-	(6,804)	-	(6,804)
Amortization of deferred fee	-	-	-	-	(406,000)
Amortization of prepaid executory costs	(27)	-	(27)	-	(27)
Amortization of other costs	-	-	-	-	167,063
Interest income	-	2,059	1,001	2,770	5,386
Other Income (expenses)	39,896	-	18,187	6,413	509,979
Gain (Loss) on investments	-	-	-	(52,273)	(420,210)
Gain (Loss) on derivative liability	(1,944,459)	660,225	(4,212,665)	418,099	(5,786,987)
Interest expense	(48,373)	(48,512)	(139,407)	(131,089)	(544,367)

Total Other Income (Expenses)	(2,060,483)	613,772	(4,679,284)	243,920	(7,440,648)

LOSS BEFORE INCOME TAXES
AND DISCONTINUED OPERATIONS	(2,151,608)	417,418	(4,964,295)	(361,187)	(10,951,264)

INCOME TAX EXPENSE	-	-	-	-	-

LOSS FROM CONTINUING OPERATIONS	(2,151,608)	417,418	(4,964,295)	(361,187)	(10,951,264)

LOSS FROM DISCONTINUED OPERATIONS	-	(15,198)	-	(15,198)	(20,248)

NET LOSS	$(2,151,608)	$402,220	$(4,964,295)	$(376,385)	$(10,971,512)

LOSS PER SHARE FROM CONTINUING OPERATIONS
	$(0.01)	$0.00	$(0.02)	$(0.00)
LOSS FROM DISCONTINUED OPERATIONS	-	-	-	-

BASIC INCOME (LOSS) PER SHARE	$(0.01)	$0.00	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	275,020,075	106,303,320	241,030,473	101,827,535

The accompanying notes are an integral part of these unaudited consolidated financial statements

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

			From Inception
			of the
			Development
			Stage on
	For the Nine Months Ended		January 1, 2004
	September 30,		Through
	2007	2006	Sept 30,2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (Loss)	$(4,964,295)	$(376,385)	$(10,971,512)
Adjustments to reconcile net loss to net cash
provided (used) in operating activities:
Common Stock issued for services	193,082	-	1,626,316
Stock warrants for services	6,355	-	8,815
Amortization of debt discount	298,190	239,375	702,044
Amortization of debt offering costs	41,379	34,405	89,576
Amortization of deferred fees	-	-	406,000
Amortization of leased equipment	6,804	-	6,804
Write off of bad debt	-	-	403,916
Depreciation Expense	14	-	14
Loss on investment value	-	-	420,210
Gain on a/p write off	-	-	(39,932)
Unearned compensation	-	-	190,000
Expense of convertible debt	-	45,000	-
Loss (Gain) on derivative liability	4,155,032	(418,099)	5,729,354
Contributed services	-	-	69,471

Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(2,742)	(1,400)	(2,742)
(Increase) decrease in accounts receivable	-	12,300	-
Increase (decrease) in accounts payable	13,739	(51,601)	6,534
Increase (decrease) in accounts payable - related party	(13,684)	14,635	13,813
Increase (decrease) in interest payable - related party	(51,887)	33,573	43,526
Increase (decrease) in interest payable - others	(2,692)	(3,588)	48,964
Increase (decrease) in interest payable - convertible debentures	93,544	85,957	212,624
(Decrease) in directors fee accrued	(48,040)	-	(44,000)
Increase in accrued expenses	-	-	38,641
Accrued expenses - related party	-	-	32,000

Net Cash Used in Operating Activities	(275,201)	(385,828)	(1,009,565)

CASH FLOWS FROM INVESTING ACTIVITIES
Notes receivable - related party	-	-	(403,916)
Investments - related party	-	-	(420,210)
Purchase of Fixed Assets - Computer	(1,042)	-	(1,042)
Incorporation expenses	(212)	-	(212)

Net Cash Used in Investing Activities	(1,254)	-	(825,380)

CASH FLOWS FROM FINANCING ACTIVITIES
Stock issued for cash	-	-	50,000
Increase in notes payable	-	-	707,500
Decrease in notes payable	(30,000)	(163,750)	(295,739)
Proceeds from convertible debenture	-	744,479	1,184,479
Payments on convertible debentures	(48,200)	(168,038)	(216,238)
Proceeds from notes payable - related party	166,066	-	446,163
Decrease in notes payable - related party	-	-	(24,260)
Lease payments under Capital Lease	(15,916)	-	(15,916)

Net Cash Provided by (Used in) Financing
Activities	71,950	412,691	1,835,989

NET INCREASE (DECREASE) IN CASH	(204,503)	26,865	1,044

CASH, BEGINNING OF PERIOD	205,561	255,684	14

CASH, END OF PERIOD	$1,058	$282,549	$1,058

The accompanying notes are an integral part of these unaudited consolidated financial statements.

			From Inception
			of the
			Development
			Stage on
	For the Nine Months Ended		January 1, 2004
	September 30,		Through
	2007	2006	Sept 30, 2007

SUPPLEMENTAL CASH FLOW INFORMATION

Cash Payments For:

Income taxes	$-	$-	$-
Interest	$-	$-	$11,370

Non-Cash Financing Activities

Common stock issued for deferred fees	$-	$-	$304,000
Common stock issued for converting N/P	$-	$-	$340,001
Common stock issued for converting debt	$42,300	$-	$139,962
Common stock issued for services	$93,148	$-	$1,512,981
Forgiveness of debt - related party	$-	$-	$24,678

The accompanying notes are an integral part of these unaudited consolidated financial statements.

SYNDICATION, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to the Condensed Condensed Consolidated Financial Statements
September 30, 2007 and December 31, 2006

NOTE 1 -	BASIS OF FINANCIAL STATEMENT PRESENTATION

The accompanying un-audited condensed consolidated financial statements have been prepared by the Company in accordance with the instructions to Form 10-QSB and pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been or omitted in accordance with such rules and regulations. The information furnished in the condensed consolidated interim financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such consolidated financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these condensed consolidated interim financial statements be read in conjunction with the Company’s most recent audited consolidated financial statements and notes thereto included in its December 31, 2006 Annual Report on Form 10-KSB. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

Business and Basis of Presentation

On March 25, 1999, Syndication, Inc. (the “Company”) was incorporated under the laws of the State of Delaware. The Company is in the development stage, as defined by Statement of Financial Accounting Standards No. 7 (“SFAS No. 7”) and its efforts have been principally devoted to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage business, e-commerce businesses and traditional brick-and-mortar businesses. To date, the Company has $4,000 in revenue, has incurred expenses and has sustained losses. Consequently, its operations are subject to all the risks inherent in the establishment of a new business enterprise. For the period from its inception as a development stage enterprise through September 30, 2007, the Company has accumulated losses of $10,971,512.

Reclassification

Certain prior period amounts have been reclassified for comparative purposes.

NOTE 2 - GOING CONCERN

The Company’s condensed consolidated financial statements are prepared using accounting principals generally accepted in the Unites States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At the 3rd Quarter close, the Company had cash resources of $1,058 which the Company believes will be adequate resources along with the expected stream of revenue to cover its operating costs and to allow it to continue as a going concern. The condensed consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. It is management’s intent to seek growth by way of a merger or acquisition. It is the belief that over the next 12 months that Company will acquire at least one or more of acquisition candidates. The acquisition process should provide capital, revenue and incomes as a result. There is no assurance that the Company will be successful in its acquisition efforts or in raising the needed capital.

NOTE 3 - CONVERTIBLE DEBENTURE

On December 30th 2005, Syndication, Inc. (the “Company”), in order to obtain alternative funding for its ongoing operations of the Company, entered into a Termination Agreement with Cornell Capital Partners, LP (the “Investor”) pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30 th 2005, the company then executed a Securities Purchase Agreement (the “Agreement”) for the sale of (i) $1,150,000 in secured convertible debentures (the “Debentures”) and (ii) stock purchase warrants (the “Warrants”) to buy 120,000,000 shares of our common stock. In accordance with EITF-00-19 and SFAS 150, since there is no explicit limit on the number of shares that are to be delivered upon exercise of the conversion feature, the Company is not able to assert that it will have sufficient authorized and un-issued shares to settle the conversion option. As a result, the conversion feature should be accounted for as a derivative liability, with the fair value recorded in earnings each period. On February 6th 2006 the company issued an additional $700,000 of the $1,150,000 debenture and on June 8th 2006 issued the final $150,000 of the $1,150,000 debenture. As of September 30th, 2007, the Company converted $123,900 of its debenture to equity reducing the outstanding debenture balance from $1,150,000 to $1,026,100.

NOTE 4 - CAPITAL LEASE OBLIGATION

Property and equipment includes the following amounts for capitalized leases at September 30, 2007:

2007

Surgical Treatment equipment	$95,246

Less: accumulated depreciation and amortization	(6,804)

$88,442

Future minimum lease payments required under the capital leases are as follows:

2007	$5,807
2008	23,228
2009	23,227
2010	23,227
2011	27,099
Total	$102,588
Less: Amount representing interest	(23,258)
$79,330
Less: Current portion	(14,487)
Long term portion	$64,843

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to the closure of the quarter on September 30, 2007, a portion of the debt owed to a related party for more than two years, in an amount totaling $100,000 has been assigned to two non-affiliated investors and/or lenders. With this assignment, the dues and obligations of the Company would not alter.

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

In September 2006, we launched Syndicated Properties LLC (f/k/a SP & Associates LLC) ("SP") as a wholly owned subsidiary that will specialize in the real estate development business. Through SP, we intend to leverage our activities from the real estate appraisal business into real estate development.

On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a major shareholder, director and an executive officer of our company, is a 10% shareholder in Tri State. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill, is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of selling franchised hair coloring salon units under the name of "HCX the haircolorxperts. The assets being negotiated by us include the exclusive right to the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2006, we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. During the quarter ended September 30, 2006, the Company increased its investment in Tri State by $35,101, which equals an increase in the ownership of Tri State by approximately 1.69%, up from 13.75% to 15.44%.

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

THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2006

For the three months ended September 30, 2007 we had revenue of 4,000 and for the three months ended September 30, 2006 we had revenue of $ -0-. The increase in revenue is primarily attributed to the rollout of our new product line.

The operating expenses for the three months ended September 30, 2007 increased by $101,229 to $95,125 for the three months ended September 30, 2007 from $196,354 for the three months ended September 30, 2006. Our operating expenses consist of bad debt expense (recovered), general and administrative expenses and consulting fees. The reason for the increase relates to an increase in the payment of fees related to the evaluation of acquisition opportunities of which we have no definitive plans at this time.

The net loss for the three months ended September 30, 2007 was $2,151,608 compared to net gain of $402,220 for the three months ended September 30, 2006. The primary reasons for the increase in net gain was an increase in the calculated loss attributable to our derivative liability.

Liquidity and Capital Resources

Total current liabilities at September 30, 2007 were $7,840,583.

We have historically incurred losses. For the three months ended September 30, 2007, we had a net loss of $2,151,608.

On December 30, 2006, the Company, in order to obtain alternative funding for its ongoing operations of the Company, entered into a Termination Agreement with Cornell Capital Partners, LP (the "Investor") pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30th 2006, the company then executed a Securities Purchase Agreement (the "Agreement") for the sale of (i) $1,150,000 in secured convertible debentures (the "Debentures") and (ii) stock purchase warrants (the "Warrants") to buy 120,000,000 shares of our common stock. On December 30, 2006, the company issued $300,000 of the $1,150,000 debenture.

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

ITEM 2. CHANGES IN SECURITIES

We have not issued securities for the period ended September 30, 2007.

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

SYNDICATION, INC.

By:   /s/ Brian Sorrentino
Brian Sorrentino
CEO and Principal Executive Officer
Dated: November 18, 2007

By:   /s/ Mrutyunjaya S. Chittavajhula.
Mrutyunjaya S. Chittavajhula.
CFO and Principal Accounting Officer
Dated: November 18, 2007