Form 10KSB/A
period 2006-12-31
SYNDICATION NET COM INC
filed 2008-01-16
CIK 1107604

Securities and Exchange Commission

Washington, D.C. 20549

Form 10-KSB/A

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

/s/ HJ & Associates, LLC
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

Dated: January 15, 2008

By:	/s/Brian Sorrentino
Brian Sorrentino
CEO

By:	/s/ Mark Solomon
Mark Solomon
President

By:	/s/Mrutyunjaya S. Chittavajhula.
Mrutyunjaya S. Chittavajhula.
CFO and Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/Brian Sorrentino	CEO and Director	January 15, 2008
Brian Sorrentino

/s/Mrutyunjaya S. Chittavajhula.	CFO and Chief Accounting Officer	January 15, 2008
Mrutyunjaya S. Chittavajhula.

/s/Mark Solomon	President and Director	January 15, 2008
Mark Solomon

/s/Howard B. Siegel	Director	January 15, 2008
Howard B. Siegel