Form 10KSB
period 2007-12-31
SYNDICATION NET COM INC
filed 2008-04-15
CIK 1107604

Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to_________________

Commission File Number 000-29701

SYNDICATION, INC.
(Name of small business issuer as specified in its charter)

Delaware	52-2218873
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1250 24 th Street, NW, Suite 300
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
Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Issuer had revenues of $0 for the year ended December 31, 2007. As of April 7th, 2008, 680,608,196 shares of Common Stock were outstanding of which we estimate 564,443,860 were held by non-affiliates of the Company. The aggregate market value of the Common Stock held by non-affiliates of the Company as of April 7, 2008 is $225,777 (based upon the closing bid price on such date on the OTCBB of $0.0004 per share).

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12-b2 of the Exchange Act). Yes ☐ No ☒

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

ITEM 1.  DESCRIPTION OF BUSINESS

Organizational History

We are a Delaware corporation formed in 1999. Kemper Pressure Treated Forest Products, Inc. is Mississippi corporation formed in 1987. On August 16, 1999, the shareholders of Kemper Pressure Treated Forest Products exchanged all their outstanding stock, 16,200,000 shares, on a one-for-one basis for shares of stock in our company, then known as Life2K.com, Inc., which had been incorporated in Delaware on March 24, 1999 as Algonquin Acquisition Corporation and which had no operations, no revenues and one shareholder, TPG Capital Corporation. On August 12, 1999, in anticipation of the share exchange with Kemper Pressure Treated Forest Products, Inc., Algonquin Acquisition Corporation changed its name to Life2K.com, Inc. As a result of the share exchange, Kemper Pressure Treated Forest Products, Inc. became a wholly-owned subsidiary of Life2K.com, Inc.

On October 13, 2000, the shareholders of Life2K.com, Inc. exchanged all their outstanding stock for shares of our company which was named Generation Acquisition Corporation at such time. At the time of the exchange, the officers and directors of Life2K.com, Inc. became the officers and directors of Generation Acquisition Corporation. Simultaneously, Life2K.com, Inc. merged with and into Generation Acquisition Corporation and changed its name to SyndicationNet.com, Inc. In 2006, the Company changed its name to Syndication, Inc.

General

We are a consulting company formed to acquire controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage businesses, e-commerce businesses and traditional brick-and-mortar businesses. We have no restrictions or limitations in terms of the type of industry that we intend to focus our activities on. We do not want to limit the scope of our potential target businesses. In evaluating whether to act as a consultant with a particular company and whether to invest in a specific company, our board of directors intends to apply a general analysis which would include, but be not limited to, the following

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

Our strategy is to integrate affiliated companies into a network and to actively develop the business strategies, operations and management teams of the affiliated entities. It is the intent of our board of directors to develop and exploit all business opportunities to increase efficiencies between companies with which we may invest in or consult. For example, if we are consulting with a marketing company, we may utilize that marketing company to provide services for other companies with which we consult or in which we invest. We may acquire companies to be held as wholly owned subsidiaries of our company.

Our board of directors believes that the financial evaluations of our company would be enhanced as a result of having diversified companies owned by our company. We anticipate that our role as a consultant to development stage companies may provide the opportunity for us to invest in such development stage companies; however, our services as a consultant will not be conditioned on us being allowed to invest in a company.

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

Since 2005, the parties have not been able to close the share exchange and two purchase agreements, and the parties have terminated substantial negotiations related to these transactions. The Company currently has no expectation that the transactions can be closed on satisfactory terms.

Sy-Med Decompression, Inc.

In June of 2007, we organized Sy-Med Decompression, Inc. under Maryland law as a wholly owned subsidiary of the Company (“Sy-Med”). Sy-Med generated $5,000 in revenues in fiscal 2007. On February 1, 2008 Sy-Med executed a 5 year lease and opened for business under the name of Spinal Decompression and Disc Centers of America. We opened our first center at 8945 N. Westland Drive, #100; Gaithersburg MD, 20877, where we leased a 1,150 square-foot office space for a term of 5 years at an annual rent of $27,100.00, which equates to a monthly rental rate of $2,260.00.

Spinal Decompression and Disc Centers of America is engaged in the business of providing a non-surgical treatment option for patients with back pain due to lumbar disc herniation, degenerative disc disease, sciatica, facet syndrome and spinal stenosis. Since February 2008, our Gaithersburg center has begun to generate significant revenues which to date have averaged approximately $10,000 per month.

The Market

We believe that the effective achievement of the Company’s public status has provided access to the capital markets and the associated investment capital necessary to effect its declared intention to engage in the acquisition and merger elements of its business plan. As Internet-based network reliability, speed and security continue to improve, and as more businesses are connected to the Internet, traditional brick-and-mortar businesses are using the Internet to conduct e-commerce and to create new revenue opportunities by enhancing their interactions with new and existing customers. Businesses are also using the Internet to increase efficiency in their operations through improved communications, both internally and with suppliers and other business partners.

Our management team believes that it can offer development stage companies strategic guidance regarding business model development, market positioning, management selection, day-to-day operational support and the introduction to investors that start-up companies often need to fulfill their business objectives by way of increased access to public equity markets.

Marketing

Primarily through the marketing efforts of our executive officers, directors and consultants, we intend to locate B2B Internet-related companies and traditional brick-and-mortar businesses for which we will act as a general corporate consultant, and we also intend to locate development stage companies as acquisition candidates. We do not intend to concentrate our efforts on any particular industry. Our management team hopes to take advantage of the resources of its directors, specifically in the areas of accounting, e-commerce, finance and politics, to enable us to consult with, acquire and integrate B2B e-commerce companies and traditional brick-and-mortar businesses. We intend to actively explore synergistic opportunities such as cross marketing efforts within the network of companies we will consult with or acquire.

Strategy and Objectives - Investment and Development Activities

We believe that we can add value to development stage B2B e-commerce Internet-related companies and traditional brick and mortar businesses by providing seed-capital, and we may take advantage of various potential business acquisition opportunities through the issuance of our securities. Syndication believes we can further assist them in the following areas:

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

We believe that our management team is qualified to identify companies that are positioned to compete successfully in their respective industries. We intend to structure our acquisitions to permit the acquired company's management and key personnel to retain an equity stake in the company. We believe that we have the ability to complete acquisitions and investments quickly and efficiently. We intend that after acquiring an interest in a development company, it will participate in follow-on financing if needed. We have no proposed activities related to the offering of securities of any other company.

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

Employees

Other than our officers, as of April 7, 2008, we had no employees. Our success depends to a large extent upon the continued services of our officers and directors. The loss of such personnel could have a material adverse effect on our business and our results of operations.

ITEM 2. DESCRIPTION OF PROPERTIES

We are headquartered in 1250 24 th Street, NW, Suite 300 Washington, D.C. 20037. We pay $300 per month to rent this office space. We project that such office space should be sufficient for their anticipated needs for the foreseeable future. Our telephone number is 202-467-2788 and its fax number is 301-560-6318.

ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any litigation and management has no knowledge of any threatened or pending litigation against it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's security holders through the solicitation of proxies or otherwise, during the last quarter of the fiscal year ended December 31, 2007.

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

	Fiscal 2008		Fiscal 2007		Fiscal 2006
COMMON STOCK	High	Low	High	Low	High	Low
First Quarter	$0.0029	$0.0004	$0.0010	$0.0007	$0.017	$0.006
Second Quarter	--	--	$0.0015	$0.0005	$0.02	$0.007
Third Quarter	--	--	$0.0010	$0.0005	$0.009	$0.002
Fourth Quarter	--	--	$0.0011	$0.0003	$0.005	$0.001

As of April 7, 2008, our shares of common stock were held by approximately 41 stockholders of record. We believe that the number of beneficial owners is substantially greater than the number of record holders because a significant portion of our outstanding common stock is held of record in broker “street names” for the benefit of individual investors. The transfer agent of our common stock is Pacific Stock Transfer, Inc. In connection with the Standby Equity Distribution Agreement and Securities Purchase Agreement between Cornell Capital Partners, L.P. and our Company, we engaged Continental Stock Transfer and Trust Company as co-transfer agent.

Securities Authorized for Issuance Under Equity Compensation Plans

As of the year ended December 31, 2007, we did not have an equity compensation plan authorizing us to issue shares of common stock

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

On November 14 th , 2006 the Company executed a service agreement with Vintage Fillings LLC. whereby Vintage will provide all “EDGARIZING” services required by the company for a period of 1 year, ( November 14 th’2006 through November 14 th , 2007). The Company issued 10 million shares of common stock and 10 million 0003 Warrants as restitution for said services. The shares were issued on March 10 th 2007, were non-assessable, fully paid for and bore no registration rights.

On or about November 30, 2007, we issued a total of 43,859,648 shares to two investors, Barclay Lyons, LLC (21,929,824 shares) and Omnia, LLC (21,929,824 shares) as a result of a conversion of debt held by said investors. Such conversion was executed in compliance with the Rule 144 safe harbor, based on the fact that the debt securities were convertible by virtue of the Planning Research Corp. SEC no-action letter, and such debt securities had been outstanding for more than two (2) years.

On or about December 13, 2007, we issued a total of 75,000,000 shares to two investors, Barclay Lyons, LLC (37,500,000 shares) and Omnia, LLC (37,500,000 shares) as a result of a conversion of debt held by said investors. Such conversion was executed in compliance with the Rule 144 safe harbor, based on the fact that the debt securities were convertible by virtue of the Planning Research Corp. SEC no-action letter, and that such debt securities had been outstanding for more than two (2) years.

On or about December 24, 2007, we issued a total of 75,000,000 shares to two investors, Barclay Lyons, LLC (37,500,000 shares) and Omnia, LLC (37,500,000 shares) as a result of a conversion of debt held by said investors. Such conversion was executed in compliance with the Rule 144 safe harbor, based on the fact that the debt securities were convertible by virtue of the Planning Research Corp. SEC no-action letter, and such debt securities had been outstanding for more than two (2) years.

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

In September 2005, we launched HTRG and Associates. In March of 2006 we changed the name of the subsidiary to Syndicated Properties LLC. Syndicated Properties LLC (f/k/a SP & Associates LLC) ("SP") is a wholly owned subsidiary that will specialize in the real estate appraisal business. We originally brought on Thomas Gibbs as the President of SP to run the daily operations of the organization. In the 1 st quarter of 2006, the Company decided to discontinue its efforts in the real estate appraisal industry and focus on real estate development. As a result of the shift in business strategy, the services of Mr. Gibbs were no longer essential to the operations of the company and a long term service contract was never executed. Mr. Gibbs is currently not affiliated with the Company in any capacity but, the Company may use his services when a real estate development projects ensue.

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

Fiscal Year Ended December 31, 2007 Compared to Fiscal Year Ended December 31, 2006

For the fiscal years ended December 31, 2007 and 2006 we did not generate revenue. For the entire period from the inception of our development stage through December 31, 2007, we did not generate revenue.

The total operating expenses for the period ended December 31, 2007 decreased by $64,219 to $444,886 for the year ended December 31, 2007, compared to $509,105 for the year ended December 31, 2006. Our operating expenses consist primarily of selling, general and administrative expenses. The reason for the decrease primarily related to a decrease in selling, general and administrative expense, as well as an increase in depreciation expense.

The net loss for the year ended December 31, 2007 was  $1,445,227 compared to net loss of $1,398,491 for the year ended December 31, 2006. The primary reason for the increase in the loss was due to an increase in the loss on the change in fair value of our debt derivative liability to Cornell Capital.

Liquidity and Capital Resources

Total current liabilities at December 31, 2007 were $1,483,778.

We have historically incurred losses, and our total net loss from the inception of our development stage on January 1, 2004 through December 31, 2007 is $7,452,445. For the year ended December 31, 2007, we had a net loss from operations of $444,886, compared to a net loss from operation of $509,105 for the year ended December 31, 2006.

On December 30, 2005, the Company, in order to obtain alternative funding for its ongoing operations of the Company, entered into a Termination Agreement with Cornell Capital Partners, LP (the "Investor") pursuant to which the Standby Equity Distribution Agreement entered between the Company and the Investor dated June 2004 was terminated. To that end, on December 30, 2005, the Company then executed a Securities Purchase Agreement (the "Agreement") for the sale of (i) $1,150,000 in secured convertible debentures (the "Debentures") and (ii) stock purchase warrants (the "Warrants") to buy 120,000,000 shares of our common stock. On December 30, 2005, the company issued $300,000 of the $1,150,000 debenture.

The debentures bear interest at 12 percent per annum, mature three years from the date of issuance, and are convertible into the Company's common stock, at a conversion price equal to the lower of (i) $0.0132 or (ii) 85% of the lowest weighted average price during the 30 trading days immediately preceding the conversion date.

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

Our registered independent certified public accountants have stated in their report dated April 12, 2008, that we have incurred significant operating losses and have no significant revenues to support operational cash flows. We are dependent upon management's ability to develop profitable operations. These factors among others may raise substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on us.

Inflation

It is the opinion of management that inflation has not had a material effect on operations.

ITEM 7.  FINANCIAL STATEMENTS.

Reference is made to the Consolidated Financial Statements of the Company, beginning with the index thereto on page F-1.

SYNDICATION, INC. AND SUBSIDIARY
(Formerly Syndication Net.com, Inc.)
(A Development Stage Company)

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Syndication, Inc. & Subsidiary
(A Development Stage Company)
Washington DC

We have audited the accompanying consolidated balance sheet of Syndication, Inc. and subsidiary (a development stage company) (the "Company") asof December 31, 2007, and the related consolidated statements of losses, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements of the Company as of December 31, 2006 and for the year ended December 31, 2006 and for the period January 1, 2004 (date of inception of development stage) through December 31, 2006 are audited by other auditors whose report dated April 16, 2007 on those statements included an explanatory paragraph that described substantial doubt about the Company's ability to continue as a going concern due to operating loss and lack of revenue discussed in Note 13 to the consolidated financial statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Syndication, Inc. and Subsidiary (a development stage company) as of December 31, 2007, and the results of their operations and their cash flows for the year ended December 31, 2007 in conformity with U.S. generally accepted accounting principles. We express no opinion on the cumulative period from January 1, 2006 (date of inception of development stage) through December 31, 2006.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has recorded significant losses from operations, and has no revenues to support operational cash flows, which together raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ RBSM LLP RBSM LLP
New York, New York April 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Syndication, Inc. & Subsidiary
(A Development Stage Company)
Washington DC

We have audited the accompanying consolidated balance sheet of Syndication, Inc. and Subsidiary (a development stage company) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2006 and from inception of the development stage on January 1, 2004 through December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of Syndication, Inc. and Subsidiary (a development stage company) as of December 31, 2006 and the results of their operations and their cash flows for the year ended December 31, 2006 and from inception of the development stage on January 1, 2004 through December 31, 2006 in conformity with U.S. generally accepted accounting principles.

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

HJ & Associates, LLC
Salt Lake City, UT
April 13, 2007

SYNDICATION, INC.
(A development stage company)
(Formerly SYNDICATION.NET.COM, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$195,914	$205,561
Prepaid expenses	430	-
Total current assets	196,344	205,561

Property, plant and equipment, net of accumulated depreciation of $10,306 and $-0-, respectively	85,982	-

Other assets:
Capitalized financing costs, net of accumulated amortization of $103,369 and 48,197, respectively	62,152	117,324

TOTAL ASSETS	$344,478	$322,885

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$416,893	$422,801
Obligations under capital lease, current portion	14,926	-
Convertible debentures, current portion	177,561	-
Notes payable	108,611	138,011
Notes payable, related party	765,787	368,937
Total current liabilities	1,483,778	929,749

Long term debt
Obligations under capital lease	60,942	-
Notes payable, long term	521,233	328,154
Derivative and warrant liability relating to convertible debentures	3,110,045	2,614,266
Total long term debt	3,692,220	2,942,420

Commitments and contingencies

Total liabilities	5,175,998	3,872,169

Stockholders' deficit:
Preferred stock; $0.0001 par value; 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock ; $0.0001 par value; 3,000,000,000 share authorized; 472,274,864 and 137,478,543 shares issued and outstanding as of December 31, 2007 and 2006	47,228	13,748
Additional paid in capital	4,805,216	4,670,745
Common stock subscriptions	-	2,500
Warrant subscriptions	-	2,460
Deficit accumulated prior to development stage	(2,231,519)	(2,231,519)
Deficit accumulated during development stage	(7,452,445)	(6,007,218)
Total stockholders' deficit	(4,831,520)	(3,549,284)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$344,478	$322,885

The accompanying notes are an integral part of these consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(formerly SYNDICATION.NET.COM, INC.)
CONSOLIDATED STATEMENTS OF LOSSES

			From inception of
			the development stage
			on January 1, 2004
	For the year ended December 31,		through
	2007	2006	December 31, 2007

OPERATING EXPENSES:
Selling, general and administrative	$434,580	$509,105	$4,135,905
Depreciation	10,306	-	10,306
Total operating expenses	444,886	509,105	4,146,211

Net loss from operations	(444,886)	(509,105)	(4,146,211)

Other income (expense)	35,187	(33,608)	526,979
Loss on sale of investments	-	(52,273)	(420,210)
Loss on change in fair value of debt derivative and warrant liabilities	(495,779)	(205,695)	(2,127,733)
Interest expense, net	(539,749)	(582,612)	(1,265,022)

Net loss before income taxes and discontinued operations	(1,445,227)	(1,383,293)	(7,432,197)

Provision for income taxes	-	-	-

Net loss from continuing operations	(1,445,227)	(1,383,293)	(7,432,197)

Net loss from discontinued operations	-	(15,198)	(20,248)

NET LOSS	$(1,445,227)	$(1,398,491)	$(7,452,445)

Net loss per common share, basic and fully diluted	$(0.01)	$(0.01)

Weighted average number of common shares outstanding, basic and fully diluted	259,315,529	106,441,480

The accompanying notes are an integral part of these consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(Formerly SYNDICATION.NET.COM, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2004 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

					Additional		Common
	Preferred stock		Common stock		Paid in	Deferred	Stock	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Subscriptions	Subscriptions	Deficit	Total
Balance, January 1, 2004	-	$-	12,075,088	$1,207	$2,021,959	$(292,000)	$-	$-	$(2,231,519)	$(500,353)
Sale of common stock in February 2004 at $1.00 per share	-	-	50,000	5	49,995	-	-	-	-	50,000
Issuance of common stock for deferred fees in February 2004 at $0.80 per share	-	-	30,000	3	23,997	(24,000)	-	-	-	-
Issuance of common stock for assets in February 2004 at $0.80 per share	-	-	120,000	12	107,988	-	-	-	-	108,000
Issuance of common stock for assets in March 2004 at $0.65 per share	-	-	235,000	24	152,726	-	-	-	-	152,750
Issuance of common stock for deferred fees in May 2004 at $0.40 per share	-	-	600,000	60	239,940	(240,000)	-	-	-	-
Common stock issued for services rendered in June 2004 at $0.35 per share	-	-	1,200,000	120	419,880	-	-	-	-	420,000
Common stock issued for default interest on debenture in June 2004 at $0.35 per share	-	-	50,000	5	17,495	-	-	-	-	17,500
Beneficial conversion feature of convertible debentures	-	-	-	-	50,000	-	-	-	-	50,000
Common stock issued for services rendered in December 2004 at $0.55 per share	-	-	250,000	25	137,475	-	-	-	-	137,500
Common stock issued for services rendered in December 2004 at $0.44 per share	-	-	675,000	67	296,932	-	-	-	-	296,999
Issuance of common stock for deferred fees in December 2004 at $0.50 per share	-	-	80,000	8	39,992	(40,000)	-	-	-	-
Amortization of deferred fees	-	-	-	-	-	406,000	-	-	-	406,000
Net loss	-	-	-	-	-	-	-	-	(2,274,319)	(2,274,319)
Balance, December 31, 2004	-	$-	15,365,088	$1,536	$3,558,379	$(190,000)	$-	$-	$(4,505,838)	$(1,135,923)

The accompanying notes are an integral part of these consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(formerly SYNDICATION.NET.COM, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2004 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

					Additional		Common
	Preferred stock		Common stock		Paid in	Deferred	Stock	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Subscriptions	Subscriptions	Deficit	Total
Balance forward	-	-	15,365,088	$1,536	$3,558,379	$(190,000)	$-	$-	$(4,505,838)	$(1,135,923)
Common stock issued for services rendered in June 2005 at $0.24 per share	-	-	41,667	4	9,995	-	-	-	-	9,999
Common stock issued in exchange for notes payables in June 2005 at approximately $0.14 per share	-	-	144,822	13	19,987	-	-	-	-	20,000
Common stock issued in exchange for notes payables in July 2005 at approximately $0.05 per share	-	-	204,082	20	9,980	-	-	-	-	10,000
Common stock issued in exchange for notes payables in September 2005 at approximately $0.03 per share	-	-	1,020,300	102	34,898	-	-	-	-	35,000
Common stock issued in exchange for notes payables in October 2005 at approximately $0.01 per share	-	-	9,547,000	955	99,045	-	-	-	-	100,000
Common stock issued in exchange for notes payables in November 2005 at approximately $0.01 per share	-	-	3,644,315	364	24,636	-	-	-	-	25,000
Common stock issued in exchange for interest in November 2005 at approximately $0.01 per share	-	-	8,206,709	823	48,837	-	-	-	-	49,660
Common stock issued in exchange for notes payables in November 2005 at approximately $0.0055 per share	-	-	10,896,585	1,089	58,911	-	-	-	-	60,000
Common stock issued in exchange for notes payables in November 2005 at approximately $0.011 per share	-	-	7,705,586	770	86,192	-	-	-	-	86,962
Common stock issued to directors for services rendered in December 2005 at $0.011 per share	-	-	38,500,000	3,850	431,200					435,050
Common stock issued in conjunction with settlement of debt in December 2005	-	-	-	-	24,678	-	-	-	-	24,678
Rounding adjustments	-	-	(5,080)	2	-	-	-	-	-	2
Amortization of deferred fees	-	-	-	-	-	190,000				190,000
Net loss	-	-	-	-	-	-	-	-	(2,334,408)	(2,334,408)
Balance, December 31, 2005	-	$-	95,271,074	$9,528	$4,406,738	$-	$-	$-	$(6,840,246)	$(2,423,980)

The accompanying notes are an integral part of these consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(Formerly SYNDICATION.NET.COM, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2004 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

					Additional		Common
	Preferred stock		Common stock		Paid in	Deferred	Stock	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Subscriptions	Subscriptions	Deficit	Total
Balance forward	-	-	95,271,074	$9,528	$4,406,738	$-	$-	$-	$(6,840,246)	$(2,423,980)
Common stock issued in exchange notes payable in June 2006 at $0.0054 per share	-	-	1,851,852	185	20,371	-	-	-	-	20,556
Common stock issued for services rendered in July 2006 at $0.004 per share	-	-	3,250,000	325	12,675	-	-	-	-	13,000
Common stock issued in exchange notes payable in July 2006 at $0.0039 per share	-	-	2,564,103	256	24,359	-	-	-	-	24,615
Common stock issued in exchange notes payable in August 2006 at $0.0039 per share	-	-	3,846,154	385	36,538	-	-	-	-	36,923
Common stock issued in exchange notes payable in September 2006 at $0.0026 per share	-	-	3,846,154	385	31,538	-	-	-	-	31,923
Common stock issued in exchange notes payable in October 2006 at $0.0032 per share	-	-	7,738,096	774	24,107					24,881
Common stock issued in exchange notes payable in November 2006 at $0.0009 per share	-	-	12,777,777	1,277	30,667	-	-	-	-	31,944
Common stock and warrants issuable	-	-	-	-	-	-	2,500	2,460	-	4,960
Common stock issued in exchange notes payable in November 2006 at $0.002 per share	-	-	6,333,333	633	14,280	-	-	-	-	14,913
Common stock issued for services rendered in December 2006	-	-	-	-	69,472	-	-	-	-	69,472
Net loss	-	-	-	-	-	-	-	-	(1,398,491)	(1,398,491)
Balance, December 31, 2006	-	$-	137,478,543	$13,748	$4,670,745	$-	$2,500	$2,460	$(8,238,737)	$(3,549,284)

The accompanying notes are an integral part of these consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(Formerly SYNDICATION.NET.COM, INC.)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2004 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH DECEMBER 31, 2007

					Additional		Common
	Preferred stock		Common stock		Paid in	Deferred	Stock	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Subscriptions	Subscriptions	Deficit	Total
Balance Forward	-	-	137,478,543	$13,748	$4,670,745	$-	$2,500	$2,460	$(8,238,737)	$(3,549,284)
Common stock issued in exchange notes payable in January 2007 at $0.0009 per share	-	-	14,444,444	1,444	12,056	-	-	-	-	13,500
Common stock issued in exchange notes payable in February 2007 at $0.0009 per share	-	-	20,888,888	2,088	16,712	-	-	-	-	18,800
Common stock issued in exchange notes payable in September 2007 at $0.0007 per share	-	-	14,285,714	1,428	8,572	-	-	-	-	10,000
Common stock issued to directors for services rendered in March 2007	-	-	48,040,000	4,804	43,236	-	-	-	-	48,040
Common stock issued for services rendered in March 2007 at $0.001	-	-	10,000,000	1,000	9,000	-	-	-	-	10,000
Common stock issued for loan fees in March 2007	-	-	21,709,000	2,173	19,538					21,711
Common stock issued in exchange notes payable in July 2007 at $0.0005 per share	-	-	11,568,627	1,157	4,743	-	-	-	-	5,900
Common stock issued in exchange notes payable in November 2007 at $0.0002 per share	-	-	43,859,648	4,386	5,614	-	-	-	-	10,000
Common stock issued in exchange notes payable in December 2007 at $0.0002 per share	-	-	150,000,000	15,000	15,000					30,000
Expiration of subscriptions	-	-	-	-	-	-	(2,500)	(2,460)		(4,960)
Net loss	-	-	-	-	-	-	-	-	(1,445,227)	(1,445,227)
Balance, December 31, 2007	-	$-	472,274,864	$47,228	$4,805,216	$-	$-	$-	$(9,683,964)	$(4,831,520)

The accompanying notes are an integral part of these consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(Formerly SYNDICATION.NET.COM, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception of
			the development stage
			on January 1, 2004
	For the year ended December 31,		through
	2007	2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,445,227)	$(1,398,491)	$(7,452,445)
Adjustments to net loss to net cash used in operations:
Depreciation	10,306	-	10,306
Common stock issued for services rendered	79,751	84,971	2,147,771
Common stock warrants issued for services rendered	(4,960)	2,460	-
Common stock issued in settlement of debt	48,200		123,900
Impairment of assets acquired with common stock	-	-	260,750
Beneficial conversion feature	-	-	50,000
Amortization of debt discount	310,640	(403,854)	638,794
Amortization of debt issuance cost	55,172	48,197	103,369
Gain (loss) on change in fair value of debt derivative and warrant liability	495,779	205,695	1,960,045
(Increase) decrease in:
Prepaid expenses	(430)	-	(430)
Accounts receivable	-	57,2777	-
Other Assets		52,273
(Decrease) increase in:
Accounts payable and accrued liabilities	(5,908)	133,223	(114,277)
Net cash used in operating activities	(456,677)	(410,541)	(2,272,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,542)	-	(7,542)
Net cash used in investing activities	(7,542)	-	(7,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from issuance of convertible debentures, net	-	576,441	1,250,000
Sale of common stock			50,000
Payment of debt issuance costs		0	(165,521)
Proceeds (payments) from notes payable, net	467,450	(216,023)	1,341,180
Payments of lease obligations	(12,878)	-	-
Net cash provided by financing activities	454,572	360,418	2,475,659

Net increase (decrease) in cash and cash equivalents	(9,647)	(50,123)	195,900

Cash and cash equivalents, beginning of period	205,561	255,684	14
Cash and cash equivalents, end of period	$195,914	$205,561	$195,914

SUPPLEMENTAL DISCLOSURES TO CASH FLOW INFORMATION
Income taxes	$-	$-	$-
Interest	$-	$-	$11,370

Non-Cash Financing Activities

Common stock issued for deferred fees	$10,000	$-	$373,749
Common stock issued for converting notes payable	$40,000	$-	$380,001
Common stock issued for debt conversion	$48,200	$75,700	$145,862
Common stock issued for services rendered	$69,751	$15,500	$1,443,232
Forgiveness of debt- related party	$-	$-	$24,678
Forgiveness of debt	$12,000	$-	$12,000

The accompanying notes are an integral part of these consolidated financial statements

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Business and Basis of Presentation

Syndication, Inc. (the “Company”), formerly Syndication Net.com, Inc is in the development stage and its efforts in the past have been principally devoted to acquiring controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage businesses, e-commerce businesses and traditional brick-and-mortar businesses. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception through December 31, 2007, the Company has accumulated losses during development stage of $7,452,445.

The consolidated financial statements include the accounts of Syndication Inc. and Sy-Med Decompression, Inc., which is a wholly owned subsidiary formed in Maryland in June 2007, and its wholly owned subsidiary, Syndicated Properties LLC, whose operations are discontinued in the current year. All significant inter-company transactions and balances have been eliminated in consolidation.

Organization

The financial statements presented are those of Syndication, Inc. (formerly Syndication Net.com, Inc.) (“Syndication”). Syndication was incorporated under the name of Generation Acquisition Corporation (“Generation”) on March 25, 1999 under the laws of the State of Delaware. Effective October 13, 2000, pursuant to an Agreement and Plan of Organization between Generation and Life2K, Generation issued 10,387,750 shares of its outstanding common stock for 100% of the outstanding shares of Life2K. As part of the transaction, Life2K was merged with and into Generation, Life2K was dissolved and Generation changed its name to Syndication Net.com, Inc. and then to Syndication, Inc.

Change of control

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

Estimates

The preparation of the financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” ("SAB 101"). SAB 101 requires that four basic criteria must be met before revenue can be recognized :(1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

On December 17, 2003, the SEC staff released Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. The staff updated and revised the existing revenue recognition in Topic 13, Revenue Recognition, to make its interpretive guidance consistent with current accounting guidance, principally EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." Also, SAB 104 incorporates portions of the Revenue Recognition in Financial Statements - Frequently Asked Questions and Answers document that the SEC staff considered relevant and rescinds the remainder. The company's revenue recognition policies are consistent with this guidance; therefore, this guidance will not have an immediate impact on the company's consolidated financial statements.

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Property and Equipment

Property and equipment are stated at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives of 3 to 5 years.

Long-Lived Assets

The Company has adopted Statement of Financial Accounting Standards No. 144 (“SFAS 144”). The Statement requires that long-lived assets and certain identifiable intangibles held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Events relating to recoverability may include significant unfavorable changes in business conditions, recurring losses, or a forecasted inability to achieve break-even operating results over an extended period. The Company evaluates the recoverability of long-lived assets based upon forecasted undiscounted cash flows. Should impairment in value be indicated, the carrying value of intangible assets will be adjusted, based on estimates of future discounted cash flows resulting from the use and ultimate disposition of the asset. SFAS No. 144 also requires assets to be disposed of be reported at the lower of the carrying amount or the fair value less costs to sell.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (“SFAS 109”). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Loss Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible debentures and the exercise of the Company's stock and warrants (calculated using the treasury stock method). For the year ended December 31, 2007 and 2006 common stock equivalents derived from shares issuable in conversion of the Callable Secured Convertible Notes were not considered in the calculation of the weighted average number of common shares outstanding since the inclusion would be anti-dilutive.

Comprehensive Income

The Company does not have any items of comprehensive income in any of the periods presented.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash, cash equivalents and trade receivables. The Company places its cash and temporary cash investments with high credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock based compensation

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 123R (revised 2004), Share-Based Payment" which is a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". Statement 123R supersedes APB opinion No. 25, "Accounting for Stock Issued to Employees", and amends FASB Statement No. 95, "Statement of Cash Flows". Generally, the approach in Statement 123R is similar to the approach described in Statement 123. However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro-forma disclosure is no longer an alternative. This statement does not change the accounting guidance for share based payment transactions with parties other than employees provided in Statement of Financial Accounting Standards No. 123(R). This statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans.” On April 14, 2005, the SEC amended the effective date of the provisions of this statement. The effect of this amendment by the SEC is that the Company had to comply with Statement 123R and use the Fair Value based method of accounting no later than the first quarter of 2006. The Company implemented SFAS No. 123(R) on January 1, 2006 using the modified prospective method.

As of December 31, 2007, there were no outstanding employee stock options.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company not incurred research and development expenses for the years ended December 31, 2007 and 2006 and from January 1, 2004 (date of inception as development stage) through December 31, 2007, respectively.

Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial instruments. The carrying value of cash and cash equivalents, accounts payable and short-term borrowings, as reflected in the balance sheets, approximate fair value because of the short-term maturity of these instruments. The carrying amount for the Series A convertible preferred stock approximate fair value.

Liquidity

As shown in the accompanying financial statements, the Company incurred net loss from operations of $ 7,452,445 from its inception as a development stage company on January 1, 2004 through December 31, 2007. The Company's current liabilities exceeded its current assets by $1,287,434 as of December 31, 2007.

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the years ended December 31, 2007 and 2006 was $2,391 and $0, respectively.

Reclassification

The consolidated financial statements for periods prior to December 31, 2006, have been reclassified to conform to the headings and classifications used in the December 31, 2006, consolidated financial statements.

Derivative Financial Instruments

The Company's derivative financial instruments consisted of embedded derivatives related to the Secured Convertible Debentures issued in 2005 and 2006. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. Conversion-related derivatives were valued using the Black Scholes Option Pricing Model. The derivatives were classified as long-term liabilities.

Recent accounting pronouncements

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent accounting pronouncements (continued)

In September 2006 the Financial Account Standards Board (the “FASB”) issued its Statement of Financial Accounting Standards 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS 157 effective date is for fiscal years beginning after November 15, 2007. The Company does not expect adoption of this standard will have a material impact on its financial position, operations or cash flows.

In September 2006 the FASB issued its Statement of Financial Accounting Standards 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans”. This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The effective date for an employer with publicly traded equity securities is as of the end of the fiscal year ending after December 15, 2006. We did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP 00-19-2") which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of EITF 00-19-2, this guidance shall be effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. The Company adopted FSP 00-19-2 in the preparation of the financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R),"Business Combinations" ("SFAS No. 141(R)"), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS No. 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. SFAS No. 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption is prohibited and the Company is currently evaluating the effect, if any, that the adoption will have on its financial position, results of operations or cash flows.

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 2 -   PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2007 and 2006:

	2007	2006
Office equipment	$1,042	$-0-
Accumulated depreciation	(101)	-0-

Net property and equipment	$941	-0-

Depreciation expense for the years ended December 31, 2007 and 2006 was $10,306 and $0, respectively

NOTE 3 - CAPITALIZED FINANCING COSTS

Capitalized financing costs are costs incurred in the issuance of debt and are being amortized on a straight line basis over the term of the related debt,. Should conversions occur prior to the stated maturity date, the remaining unamortized cost is expensed.  Amortization expense amounted to $55,172 for 2007 and $48,197 for 2006.

	2007	2006
January 1st	$165,521	$60,000
New Debt offering costs	-	105,521
Accumulated amortization	(103,369)	(48,197)

December 31st	$62,152	$117,324

NOTE 4 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

Accounts payable and accrued liabilities at December 31, 2007 and 2006 are as follows:

	2007	2006
Accounts payable	$54,393	$48,803
Accounts payable, related party	65,356	28,497
Interest payable	282,613	169,084
Interest payable, related party	14,529	128,377
Accrued expenses	-	48,040
Total	$416,891	$422,801

NOTE 5 - CAPITAL LEASE OBLIGATIONS

Equipment includes the following amounts for capitalized leases at December 31, 2007:

Equipment	$95,246
Less: Accumulated depreciation and amortization	(10,205)
Net book value	$85,041

Future minimum lease payments required under the capital leases are as follows:

Total minimum lease payments	$96,782
Less: amount representing interest	20,914
Subtotal	75,868
Less current portion	14,926
Long term portion	$60,942

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 5 - CAPITAL LEASE OBLIGATIONS (continued)

Following is a schedule of the Company's future minimum capital lease obligations:

Year ended December 31,
2008	$23,228
2009	23,228
2010	23,228
2011	23,228
2012	3,870
Total	$96,782

The present value of minimum capital lease obligations amounts to $75,868.

NOTE 6 -   NOTE PAYABLE

At December 31, 2007 and 2006, the Company had three and four notes payable totaling $108,011 and $138,011, respectively. These notes are unsecured and due on demand. Interest for some is at 12% default and for some others is flat interest. Interest expense for the years ended December 31, 2007and 2006 was $11,204 and $14,790, respectively.

NOTE 7 -   NOTES PAYABLE - RELATED PARTY

Notes payable to related parties consisted of the following at December 31, 2007 and 2006:

	2007	2006
Note payable to a related party, due on demand, plus interest at 12% per annum, unsecured.	$765,787	$368,937
Less: Current Portion	(765,787)	(368,937)

Long-Term Notes Payable to Related Parties	$-	$-

Interest expense for the year ended December 31, 2007 and 2006 was $54,854 and $44,887 respectively. The total interest payable on this note is $14,529

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 8 - CONVERTIBLE DEBENTURES

A summary of convertible debentures for December 31, 2007 and 2006 are as follows:

	2007	2006
Convertible debentures, interest rate 7% per annum, due on demand. Note holder has an option to convert principal to the Company’s common stock at 60% of the weighted average price for five days immediately preceding conversion date, but not including conversion date with a minimum conversion price of $0.0002 per share. The notes are unsecured	$60,000	$-
Convertible debentures; interest rate 12% per annum,; due three years from the date of the note; note holder has the option to convert unpaid note principal to the Company’s common stock at the lower of (i) $0.032 or (ii) 85% of the lowest weighted average price during 30 trading days immediately preceding the conversion date, but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.	$1,026,100	$1,074,300
Total:	1,086,100	1,074,300
Less: unamortized debt discount	(387,306)	(746,146)
Net	698,794	328,154
Less current maturities	177,561	-
Long term portion	$521,233	$328,154

On October 23, 2007, the assigned promissory note obligations originally issued March 2, 2009 to third parties. In conjunction with the issuance, the Company added a conversion feature such that the note is convertible into common stock, at the note holders’ option at 60% of the weighted average price for five days preceding the conversion date with a minimum conversion price of $0.002. The notes are payable on demand and carry an interest rate of 7% per annum and are unsecured.

The Company reviewed Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), and determined the convertible debentures did not contain a beneficial conversion feature at the time of inception.

The Company entered into a Securities Purchase Agreement with an accredited investor on December 30, 2005 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 120,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 12% per annum, payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.0132 or (ii) 85% of the lowest weighted average price during the 30 trading days immediately preceding the conversion date. not including conversion date.. During the year ended December 31, 2005 and 2006, the Company issued to the investors Convertible Notes in a total amount of $1,150,000. Total debt issuance costs for the period January 1, 2005 through December 31, 2007 were $103,369.

The transaction, to the extent that it is to be satisfied with common stock of the Company would normally be included as equity obligations. However, in the instant case, due to the indeterminate number of shares which might be issued under the embedded convertible host debt conversion feature, the Company is required to record a liability relating to both the detachable warrants and embedded convertible feature of the notes payable (included in the liabilities as a “derivative liability)”.

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 8 - CONVERTIBLE DEBENTURES (continued)

The accompanying financial statements comply with current requirements relating to warrants and embedded derivatives as described in FAS 133 and, EITF 98-5 and 00-19 as follows:

•	The Company allocated the proceeds received between convertible debt and detachable warrants based upon the relative fair market values on the dates the proceeds were received.

•
Subsequent to the initial recording, the increase in the fair value of the detachable warrants, determined under the Black-Scholes option pricing formula and the increase in the value of the embedded derivative in the conversion feature of the convertible debentures are accrued as adjustments to the liabilities at year end and at the end of each quarter.

•
The expense relating to the increase in the fair value of the Company’s stock reflected in the change in the fair value of the warrants and derivatives (noted above) is included as another comprehensive income item of an unrealized gain or loss arising from convertible financing on the Company’s balance sheet.

•	Accreted principal of $698,794 and $328,154 as of December 31, 2007 and December 31, 2006, respectively.

Aggregate maturities of long-term debt as of December 31, 2007 are as follows:

Fiscal Year	Amount
2009	$1,026,100
2010	-
2011 and after	-
Total	$1,026,100

NOTE 9 -   CAPITAL STOCK

Preferred stock

The shareholders of the Company have authorized 20,000,000 shares of preferred stock with a par value of $0.0001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company. The Company has not issued any preferred stock as of December 31, 2007.

Common stock

The shareholders of the Company have authorized 3,000,000,000 shares of common stock with a par value of $0.0001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company. As of December 31, 2007 and 2006, there were 472,274,864 and 137,478,543 shares of common stock outstanding, respectively.

During the year ended December 31, 2004, the Company issued an aggregate of 730,000 shares of common stock for deferred fees valued at $304,000

During the year ended December 31, 2004, the Company issued an aggregate of 355,000 shares of common stock for acquisition of assets.

During the year ended December 31, 2004, the Company issued an aggregate of 2,125,000 shares of common stock for services rendered valued at $854,499.

During the year ended December 31, 2004, the Company issued an aggregate of 50,000 shares of common stock for interest due on notes for a total of $17,500.

During the year ended December 31, 2005, the Company issued an aggregate of 38,541,667 shares of common stock for services rendered valued at $445,049.

During the year ended December 31, 2005, the Company issued an aggregate of 41,369,399 shares of common stock in exchange for notes payable and related interest of $411,240

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 9 -   CAPITAL STOCK (continued)

During the year ended December 31, 2006, the Company issued an aggregate of 3,250,000 shares of common stock for services rendered valued at $13,000.

During the year ended December 31, 2006, the Company issued an aggregate of 38,957,469 shares of common stock in exchange for notes payable of $153,832.

During the year ended December 31, 2007, the Company issued an aggregate of 58,040,000 shares of common stock for services rendered valued at $58,040.

During the year ended December 31, 2007, the Company issued an aggregate of 255,047,321 shares of common stock in exchange for notes payable of $88,200.

During the year ended December 31, 2007, the Company issued an aggregate of 21,709,000 shares of common stock for loan fees valued at $21,711.

NOTE 10 - WARRANTS & OPTIONS

The following table summarizes option and warrant activity during the year ended December 31, 2007 and 2006 .

	Options and Warrants Outstanding	Options or Warrants Price Per Share
Outstanding at January 1, 2006	120,000,000	$0.008 - 0.10
Warrants issued	-	-
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at December, 31, 2006	120,000,000	0.574
Warrants issued	-	-
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at December 31, 2007	120,000,000	0.574

The following table summarizes information about stock options and warrants outstanding at December 31, 2007.

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.008	36,000,000	4.00	$0.008	36,000,000	$0.008
0.01	36,000,000	4.00	0.01	36,000,000	0.01
0.02	21,000,000	4.00	0.02	21,000,000	0.02
0.05	16,000,000	4.00	0.05	16,000,000	0.05
0.10	11,000,000	4.00	0.10	11,000,000	0.10
$0.008-0.10	120,000,000	4.00	$0.574	120,000,000	$0.574

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Consolidated Financial Statements

NOTE 10 - WARRANTS & OPTIONS (continued)

The Company does not have any outstanding options as of December 31, 2007 and 2006

NOTE 11 - INCOME TAXES

Financial Accounting Standard No. 109 requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Temporary differences between taxable income reported for financial reporting purposes and income tax purposes are insignificant.

For income tax reporting purposes, the Company’s aggregate unused net operating losses approximate $7,000,000 which expires through 2026, subject to limitations of Section 382 of the Internal Revenue Code, as amended. The deferred tax asset related to the carry forward is approximately $2,100,000. The Company has provided a valuation reserve against the full amount of the net operating loss benefit, because in the opinion of management based upon the earning history of the Company; it is more likely than not that the benefits will not be realized. Due to significant changes in the Company’s ownership, the Company’s future use of its existing net operating losses may be limited.

Components of deferred tax assets as of December 31, 2007 are as follows:

Non current:
Net operating loss carryforward	$2,100,000
Valuation allowance	(2,100,000)
Net deferred tax asset	$-0-

NOTE 12 -   COMMITMENTS AND SUBSEQUENT EVENTS

At December 31, 2007, future minimum rental payments for a noncancelable operating lease is as follows:

2008	$24,842
2009	27,100
2010	27,100
2011	27,100
2012	27,100
Thereafter	2,258
Total	$1335,500

Litigation

The Company is subject to other legal proceedings and claims, which arise in the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company believes that the final disposition of such matters should not have a material adverse effect on its financial position, results of operations or liquidity. There was no outstanding litigation as of December 31, 2007.

During the period from January 1st 2008 through April 7th 2008 the Company issued 208,333,332 shares of common stock at prices between .0029 - .0004 for the purposes of debt retirement.

NOTE 13 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company has incurred an accumulated deficit of $9,683,864 from date of inception to December 31, 2007.

The Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. Management anticipates the Company will attain profitable status and improve its liquidity through the continued developing, marketing and selling of its services and additional equity investment in the Company. The accompanying consolidated financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

On August 15, 2007 (the “Termination Date”), HJ & Associates, LLC (the “Former Auditor”) advised Syndication, Inc. (the “Company”) that it was resigning as the Company’s independent registered public accounting firm.  Except as noted in the paragraph immediately below, the reports of the Former Auditor on the Company’s consolidated financial statements for the two fiscal years ended December 31, 2005 and December 31, 2006 and through the Termination Date did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The reports of the Former Auditor on the Company’s consolidated financial statements for the two fiscal years ended December 31, 2005 and December 31, 2006 contained an explanatory paragraph which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company had significant losses from operations and has no revenues to support operational cash flows.

During the period commencing April 11, 2006 (inception) through December 31, 2006, and through the Dismissal Date, the Company has not had any disagreements with the Former Auditor on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s consolidated financial statements for such years.

During the two most recent fiscal years and through the Termination Date, there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

The Company provided the Former Auditor with a copy of this disclosure, and the Former Auditor did not disagree with it.

New independent registered public accounting firm

On August 16, 2007 (the “Engagement Date”), the Company engaged RBSM LLP (“New Auditor”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2007. The decision to engage the New Auditor as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with the New Auditor regarding either:

1.
the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that the New Auditor concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.
any matter that was either subject of disagreement or event, as defined in Item 304(a)(1)(iv)(A) of Regulation S-B and the related instruction to Item 304 of Regulation S-B, or a reportable event, as that term is explained in Item 304(a)(1)(iv)(A) of Regulation S-B.

ITEM 8A.  CONTROLS AND PROCEDURES

Annual Evaluation of Controls. As of the end of the fiscal year ended December 31, 2007, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls"). This evaluation (“Evaluation”) was performed by our Chief Executive Officer, Brian Sorrentino (our “CEO”), and our Chief Financial Officer, Mrutyunjaya S. Chittavajhula (our “CFO”). In addition, we have discussed these matters with our securities counsel. In this section, we present the conclusions of our CEO and CFO based on and as of the date of the Evaluation with respect to the effectiveness of our Disclosure Controls..

CEO and CFO Certifications. Attached to this annual report are certain certifications of the CEO and CFO, which are required in accordance with the Exchange Act and the Commission's rules implementing such section (the "Rule 13a-14(a)/15d-14(a) Certifications"). This section of the annual report contains the information concerning the Evaluation referred to in the Rule 13a-14(a)/15d-14(a) Certifications. This information should be read in conjunction with the Rule 13a-14(a)/15d-14(a) Certifications for a more complete understanding of the topic presented.

Disclosure Controls. Disclosure Controls are procedures designed with the objective of ensuring that information required to be disclosed in our reports filed with the Commission under the Exchange Act, such as this annual report, is recorded, processed, summarized and reported within the time period specified in the Commission's rules and forms. Disclosure Controls are also designed with the objective of ensuring that material information relating to us is made known to the CEO and the CFO by others, particularly during the period in which the applicable report is being prepared.

Limitations on the Effectiveness of Controls. Our management does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well developed and operated, can provide only reasonable, but not absolute assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their design and monitoring costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of a system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated objectives under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or because the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Evaluation. The CEO and CFO's evaluation of our Disclosure Controls included a review of the controls' (i) objectives, (ii) design, (iii) implementation, and (iv) the effect of the controls on the information generated for use in this quarterly report. In the course of the Evaluation, the CEO and CFO sought to identify data errors, control problems, acts of fraud, and they sought to confirm that appropriate corrective action, including process improvements, was being undertaken. This type of evaluation is done on a quarterly basis so that the conclusions concerning the effectiveness of our controls can be reported in our quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The overall goals of these various evaluation activities are to monitor our Disclosure Controls, and to make modifications if and as necessary. Our intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including improvements and corrections) as conditions warrant.

Conclusions. Based upon the Evaluation, our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives. Our CEO and CFO have concluded that our disclosure controls and procedures are effective at that reasonable assurance level to ensure that material information relating to the Company is made known to management, including the CEO and CFO, particularly during the period when our periodic reports are being prepared, and that our Internal Controls are effective at that assurance level to provide reasonable assurance that our financial statements are fairly presented in conformity with accounting principles generally accepted in the United States. Additionally, there has been no change in our Internal Controls that occurred during our most recent fiscal quarter or fiscal year that has materially affected, or is reasonably likely to affect, our Internal Controls.

ITEM 8A(T) CONTROLS AND PROCEDURES

(a) The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2007.

(b) This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c) There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table sets forth certain information regarding the executive officers and directors of the Company as of April 7, 2008.

Name	Age	Position
Brian Sorrentino	50	Acting Chief Executive Officer

Mrutyunjaya S. Chittavajhula	47	Chief Financial Officer

Mark Solomon	49	President and Director

Howard B. Siegel	61	Director

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

BRIAN SORRENTINO, 50, serves as our Acting CEO and as a director. Mr. Sorrentino has worked in the securities industry since 1986 and has been licensed series 6, 7, and 24. In 1993, he started Source Management Services, a consulting company. Mr. Sorrentino has specialized in mergers and acquisitions and contract negotiations with regard to those efforts.

MARK SOLOMON, ESQ., 49, has served as President and Chairman of the Board of Directors of our company since August 1999. Mr. Solomon received a Bachelor of Science Degree from Nova University in 1976 and received his Juris Doctor from Nova University Law School in 1979. For at least the last five years Mr. Solomon has been a practicing attorney for Mark Solomon, P.A., located in Florida, specializing in criminal law.

MRUTYUNJAYA S. CHITTAVAJHULA, 47, serves as our Chief Financial Officer. Mr. Chittavajhula graduated Andhra University located in India with a degree in commerce. From July 1999 through November 2002, Mr. Chittavajhula worked as an accountant in David Pomerantz & Associates, LLC where handled all aspects of professional accounting services. From 2002 until present, Mr. Chittavajhula has been employed as a comptroller of Deep Sea Logistics, Inc. From April 2003 until the present, Mr. Chittavajhula started working for James D Goldblatt CPA PC, Maryland, as an accountant. From May 2003 to July 2004, Mr. Chittavajhula was employed by Futrovsky & Tossman, CPAs, as an accountant.

HOWARD S. SIEGEL, 61, has served as a director of our company since August 1999. Mr. Siegel received his Juris Doctor in 1969 from St. Mary's University Law School. Since 1969, Mr. Siegel has been a practicing attorney. For the past five years, Mr. Siegel has worked with the law office of Yuen & Associates, located in Houston, Texas. Prior to working for Yuen & Associates, Mr. Siegel was employed with the Internal Revenue Service, Tenneco, Inc., Superior Oil Company and Braswell & Paterson. Mr. Siegel serves as a director of Golden Triangle Industries, Inc. (GTII), a public company traded on the Nasdaq exchange, and serves as a director for Signature Motor Cars, Inc, a privately-held company.

Director Compensation

Directors receive no payment for serving as directors but are repaid for their expenses incurred for serving as directors.

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

Specific due dates for such reports have been established by the Commission and the Company is required to disclose in this Proxy Statement any failure to file reports by such dates during fiscal 2007. Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Forms 5 were required for such persons, the Company believes that during the fiscal year ended December 31, 2007, there was no failure to comply with Section 16(a) filing requirements applicable to its officers, directors and ten percent stockholders.

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth the cash compensation (including cash bonuses) paid or accrued and equity awards granted by us for years ended December 31, 2007 and 2006 to our Chief Executive Officer and our most highly compensated officers other than the Chief Executive Officer at December 31, 2007 whose total compensation exceeded $100,000.

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
CEO	2007	87,684*	0		0	0	0	0	87,684
President	2007	0	0		0	0	0	0	0
CFO	2007	20,981	0		0	0	0	0	20,981
BOD	2007	0	0		0	0	0	0	0

* An amount of $200,316 is still due on this account to CEO, which is included in the payables .

We do not pay directors compensation for their service as directors. We are in the process of developing a compensation policy for our directors.

Employment Agreements

We have not entered into employment agreements with any of our officers or employees.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information, as of April 7, 2008 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of the our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

Name of Beneficial Owner	Title	Common Stock Beneficially Owned (1)	Percentage of Common Stock (1)
Mrutyunjaya S. Chittavajhula.	CFO	6,420,000	* %
1250 24th Street, NW
Suite 300, Washington, D.C. 20037

Mark Solomon	President and Director	25,569,800	3.76%
901 South Federal Highway
Fort Lauderdale, Florida 22216

Howard B. Siegel	Director	6,450,000	* %
15902 South Barker Landing
Houston, Texas 77079

Brian Sorrentino	CEO and Director	46,403,342	6.82%
PO Box 484
Damascus, MD 20872

Dale Hill		31,321,194	4.60%
5056 West grove Drive
Dallas, Texas 75248

All Directors and Executive
Officers as a Group (4)		116,164,336	17.07%

* Less than 1%.

(1) Applicable percentage ownership is based on 680,608,196 shares of common stock outstanding as of April 7, 2008, together with securities exercisable or convertible into shares of common stock within 60 days of April 7, 2008 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 7, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1999, we borrowed an aggregate of $105,000 from Brian Sorrentino, an executive officer, director and shareholder. We executed a promissory note for the loan amount at an interest rate of 12% per annum. The loan, which was due March 3, 2000, has not been paid as of the date of this filing. In the fiscal year ended December 31, 2003, Mr. Sorrentino loaned an additional $4,100 to the Company. In the fiscal year ended December 31, 2004, Mr. Sorrentino loaned an additional $248,730 to the Company, and in fiscal 2007 loaned another $268,473. As of December 31, 2007, the aggregate amount due to Mr. Sorrentino, including interest, is $765,787.

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

On November 10, 2003, we entered into a Letter of Intent with Tri State Metro-Territories, LLC (Tri-State) to acquire substantially all of the assets of Tri-State. Brian Sorrentino, a greater than 10% shareholder, director and an executive officer of our company, is a 10% shareholder in Tri State. Mark Solomon, who serves as a member of our Board of Directors and is a shareholder of our company also is a member of Tri-State. Dale Hill is a shareholder of our company and is also a member of Tri-State. Tri State is in the business of operating hair coloring salon units under the name of "HCX the haircolorxperts.” The assets being negotiated by us include the exclusive right to the interest in the prototype HCX Salons located in Columbia Maryland and Washington, DC. On March 18, 2004, we entered into privately negotiated exchange agreements to exchange 355,000 restricted shares of its common stock for 8% of membership interests of Tri-State. In addition, from September 2004 through February 2005, we entered into two purchase agreements whereby the Company purchased 3% of membership interests of Tri-State for $115,000. During the twelve months ended December 31, 2006, the Company purchased 454 Class “A” Preferred stock in Tristate .

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

4.4	Securities Purchase Agreement, dated June 15, 2004, by and among Syndication Net.com, Inc. and Cornell Capital Partners, L.P. (1)

4.5.	Secured Convertible Debenture with Cornell Capital Partners, L.P. (1)

4.6	Investor Registration Rights Agreement, dated June 15, 2004, by and among Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Securities Purchase Agreement. (1)

4.7	Escrow Agreement, dated June 15, 2004, by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Securities Purchase Agreement. (1)

4.8	Security Agreement, dated June 15, 2004, entered into between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Securities Purchase Agreement. (1)

4.9	Standby Equity Distribution Agreement, dated June 15, 2004, between Cornell Capital Partners, L.P. and Syndication Net.com, Inc. (1)

4.10	Registration Rights Agreement, dated June 15, 2004, by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Standby Equity Distribution Agreement. (1)

4.11	Escrow Agreement, dated June 15, 2004, by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. in connection with the Standby Equity Distribution Agreement. (1)

4.12	Placement Agent Agreement, dated June 15, 2004, by and among Syndication Net.com, Inc., Newbridge Securities Corporation and Cornell Capital Partners, L.P. (1)

4.13	Amendment No. 1 to the Standby Equity Distribution Agreement dated August 25, 2004 by and between Syndication Net.com, Inc. and Cornell Capital Partners, L.P. (1)

4.14	Secured Convertible Debenture with Cornell Capital Partners, L.P. dated July 9, 2004 (1)

4.15	Securities Purchase Agreement dated December 30, 2005 by and among the Company and Cornell Capital Partners, L.P. (2)

4.16	Form of Secured Convertible Debenture dated December 30, 2005. (2)

4.17	Form of Stock Purchase Warrant dated December 30, 2005. (2)

4.18	Investor Registration Rights Agreement dated December 30, 2005 by and among the Company and Cornell Capital Partners, L.P. (2)

4.19	Amended and Restated Security Agreement dated December 30, 2005 by and among the Company and Cornell Capital Partners, L.P. (2)

4.20	Escrow Agreement dated December 30, 2005 by and among the Company and Cornell Capital Partners, L.P. (2)

4.21	Termination Agreement dated December 30, 2005 by and among the Company and Cornell Capital Partners, L.P. (2)

4.22	Amended and Restated Securities Purchase Agreement dated as of February 3, 2006 by and among the Company and Cornell Capital Partners, L.P. (3).

4.23	Amended and Restated Investor Registration Rights Agreement dated as of February 3, 2006 by and among the Company and Cornell Capital Partners, L.P. (3).

4.24	Second Amended and Restated Security Agreement dated as of February 3, 2006 by and among the Company and Cornell Capital Partners, L.P. (3).

4.25	Termination Agreement dated as of February 3, 2006 by and among the Company and Cornell Capital Partners, L.P. (3).

4.26	Secured Convertible Debenture with Cornell Capital Partners, L.P. dated February 3, 2006 (3))

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

14.1	Code of Ethics and Business Conduct for Officers, Directors and Employees of the Company.(1)

31.1	Certification by the Acting Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Acting Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Filed as an exhibit to the Form SB-2 Registration Statement file with the Securities and Exchange Commission on July 7, 2004.

(2)	Filed as an exhibit to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 5, 2006.

(3)	Filed as an exhibit to the Form SB-2 Registration Statement filed with the Securities and Exchange Commission on February 3, 2006.

ITEM 14.   PRINCIPAL ACCOUNTANTS FEES AND SERVICES

AUDIT FEES

Audit fees consist of fees for professional services rendered for the audit of Syndication’s consolidated financial statements and review of financial statements included in Syndication’s quarterly reports and services normally provided by the independent auditor in connection with the statutory and regulatory filings or engagements. Those fees for fiscal year 2007 were about $33,000 and for fiscal year 2006 were about $39,000.

AUDIT RELATED FEES

For the fiscal years ended December 31, 2007 and 2006, there were no fees billed for the audit or review of the financial statements that are not reported above.

TAX FEES

For the fiscal years ended 2007 and 2006 the fees billed for tax compliance services and tax-planning advice provided were $-0-.

OTHER FEES

For the fiscal years ended 2007 and 2006 there were no other fees billed for services other than services described above.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has dully caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

SYNDICATION, INC.

Dated: April 15, 2008

By:	/s/ Brian Sorrentino
Brian Sorrentino
Acting CEO and Principal Executive Officer

By:	/s/ Mark Solomon
Mark Solomon
President

By:	/s/ Mrutyunjaya S. Chittavajhula.
Mrutyunjaya S. Chittavajhula.
CFO and Principal Accounting Officer

In accordance with the Exchange Act, the report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Brian Sorrentino	Acting CEO and Director	April 15, 2008
Brian Sorrentino

/s/ Mrutyunjaya S. Chittavajhula.	CFO and Chief Accounting Officer	April 15, 2008
Mrutyunjaya S. Chittavajhula.

/s/ Mark Solomon	President and Director	April 15, 2008
Mark Solomon

/s/ Howard B. Siegel	Director	April 15, 2008
Howard B. Siegel