Form 10KSB/A
period 2007-12-31
SYNDICATION NET COM INC
filed 2008-05-02
CIK 1107604

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

Yes ☐ No ☒

This Amendment No. I on Form 10-KSB/A (this "Amendment") amends the Annual Report of Syndication Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2007, as filed with the Securities and change Commission on April 15, 2008 (the "Original Filing"). This Amendment is being filed for the purpose of clarifying the description of the convertible debentures contained within Note 8 of the accompanying financial statements as requested by our former auditors in conjunction with their review and consent to include prior year's financial statements in the body of our current year reporting.

We have not updated the information contained herein for events occurring subsequent to April 15, 2008, the filing date of the Original Filing.

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
Salt Lake City, UT
April 16, 2007

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

The accompanying notes are an integral part of these consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(Formerly SYNDICATION.NET.COM, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			From inception of
			the development stage
			on January 1, 2004
	For the year ended December 31,		through
	2007	2006	December 31, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,445,227)	$(1,398,491)	$(7,452,445)
Adjustments to net loss to net cash used in operations:
Depreciation	10,306	-	10,306
Common stock issued for services rendered	79,751	84,971	2,147,771
Common stock warrants issued for services rendered	(4,960)	2,460	-
Common stock issued in settlement of debt	48,200		123,900
Impairment of assets acquired with common stock	-	-	260,750
Beneficial conversion feature	-	-	50,000
Amortization of debt discount	310,640	403,854	638,794
Amortization of debt issuance cost	55,172	48,197	103,369
Gain (loss) on change in fair value of debt derivative and warrant liability	495,779	205,695	1,960,045
(Increase) decrease in:
Prepaid expenses	(430)	-	(430)
Accounts receivable	-	57,277	-
Other Assets		52,273
(Decrease) increase in:
Accounts payable and accrued liabilities	(5,908)	133,223	(114,277)
Net cash used in operating activities	(456,677)	(410,541)	(2,272,217)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(7,542)	-	(7,542)
Net cash used in investing activities	(7,542)	-	(7,542)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from issuance of convertible debentures, net	-	576,441	1,250,000
Sale of common stock			50,000
Payment of debt issuance costs		0	(165,521)
Proceeds (payments) from notes payable, net	467,450	(216,023)	1,341,180
Payments of lease obligations	(12,878)	-	-
Net cash provided by financing activities	454,572	360,418	2,475,659

Net increase (decrease) in cash and cash equivalents	(9,647)	(50,123)	195,900

Cash and cash equivalents, beginning of period	205,561	255,684	14
Cash and cash equivalents, end of period	$195,914	$205,561	$195,914

SUPPLEMENTAL DISCLOSURES TO CASH FLOW INFORMATION
Income taxes	$-	$-	$-
Interest	$-	$-	$11,370

Non-Cash Financing Activities

Common stock issued for deferred fees	$10,000	$-	$373,749
Common stock issued for converting notes payable	$40,000	$-	$380,001
Common stock issued for debt conversion	$48,200	$75,700	$145,862
Common stock issued for services rendered	$69,751	$15,500	$1,443,232
Forgiveness of debt- related party	$-	$-	$24,678
Forgiveness of debt	$12,000	$-	$12,000

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

The Company entered into a Securities Purchase Agreement with an accredited investor on December 30, 2005 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 120,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 12% per annum, payable and due three years from the date of the note. The noteholder has the option to convert, at any time, any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.0132 or (ii) 85% of the lowest weighted average price during the 30 trading days immediately preceding the conversion date. not including conversion date.. During the year ended December 31, 2005 and 2006, the Company issued to the investors Convertible Notes in a total amount of $1,150,000. Total debt issuance costs for the period January 1, 2005 through December 31, 2007 were $103,369.

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

Dated: May 2, 2008

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

SIGNATURE	TITLE	DATE

/s/ Brian Sorrentino	Acting CEO and Director	May 2, 2008
Brian Sorrentino

/s/ Mrutyunjaya S. Chittavajhula.	CFO and Chief Accounting Officer	May 2, 2008
Mrutyunjaya S. Chittavajhula.

/s/ Mark Solomon	President and Director	May 2, 2008
Mark Solomon

/s/ Howard B. Siegel	Director	May 2, 2008
Howard B. Siegel