Form 10-Q
period 2008-03-31
SYNDICATION NET COM INC
filed 2008-05-20
CIK 1107604

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b - 2 of the Exchange Act) Yes ☐ No ☒

Commission File Number 0-25765

SYNDICATION, INC.
(Exact name of Registrant as specified in its charter)

Delaware	52-2218873
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1250 24th Street, NW
Suite 300
Washington, D.C. 20037
(Address of principal executive offices)

(202) 467-2788
(Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):      Yes ☐     No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: April 9, 2008, 897,407,218 shares.

SYNDICATION, INC.

Form 10-Q for the period ended March 31, 2008

TABLE OF CONTENTS

Page

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at March 31, 2008 (Unaudited) and December 31, 2007 (restated)	3

Condensed Consolidated Statements of Operations for the three-month periods ended March 31, 2007 and 2008 and from January 1, 2004 (date of inception as a development stage company) through March 31, 2008 (Unaudited)	4

Condensed Consolidated Statements of Shareholder’s Deficit from January 1, 2004 (date of inception as a development stage company) through March 31, 2008 (Unaudited)	5-9

Condensed Consolidated Statements of Cash Flows for the three-month periods ended March 31, 2007 and 2008 and from January 1, 2004 (date of inception as a development stage company) through March 31, 2008 (Unaudited)	10

Notes to Financial Statements	11-23

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26

ITEM 4 (A) - CONTROLS AND PROCEDURES	27

ITEM 4 (A)T - INTERNAL CONTROL OVER FINANCIAL REPORTING	27

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS	27

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	27

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES	27

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	27

ITEM 5 - OTHER INFORMATION	27

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K	28

SIGNATURES	29

SYNDICATION, INC.
(A development stage company)
(formerly SYNDICATION.NET.COM, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(unaudited)	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$33,009	$195,914
Accounts receivable	9,013	-
Prepaid expenses	417	430
Total current assets	42,439	196,344

Property, plant and equipment, net of accumulated depreciation of $19,875 and $14,856, respectively	125,624	85,982

Other assets:
Deposits	2,260	-
Capitalized financing costs, net of accumulated amortization of $117,162 and $103,369, respectively	48,359	62,152

TOTAL ASSETS	$218,682	$344,478

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses-related parties	$139,720	$79,885
Accounts payable and accrued expenses	373,040	337,008
Obligations under capital lease, current portion	15,379	14,926
Convertible debentures, current portion	655,623	177,561
Notes payable	108,611	108,611
Notes payable, related party	776,107	765,787
Total current liabilities	2,068,480	1,483,778

Long term debt:
Obligations under capital lease	56,924	60,942
Notes payable, long term	90,685	521,233
Derivative and warrant liability relating to convertible debentures	758,084	3,484,249
Total long term debt	905,693	4,066,424

Total liabilities	2,974,173	5,550,202

Stockholders' deficit:
Preferred stock; $0.0001 par value; 20,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock ; $0.0001 par value; 3,000,000,000 shares authorized; 761,740,552 and 472,274,864 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	76,175	47,228
Additional paid in capital	4,926,569	4,805,216
Deficit accumulated prior to development stage	(2,231,519)	(2,231,519)
Deficit accumulated during development stage	(5,526,716)	(7,826,649)
Total stockholders' deficit	(2,755,491)	(5,205,724)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$218,682	$344,478

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(formerly SYNDICATION.NET.COM, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31,		From inception of the development stage on January 1, 2004 through March 31,
	2008	2007	2008
		(Restated)	(Restated)
REVENUE	$20,213	$-	$20,213

OPERATING EXPENSES:
Selling, general and administrative	284,840	113,133	4,420,745
Depreciation	5,019	-	15,325
Total operating expenses	289,859	113,133	4,436,070

Net loss from operations	(269,647)	(113,133)	(4,415,858)

Other income (expense):	-	(21,709)	526,979
Loss on sale of investments	-	-	(420,210)
Gain (loss) on change in fair value of debt derivative and warrant liabilities	2,726,165	(230,358)	224,228
Interest expense, net	(156,585)	(79,199)	(1,421,607)

Net income ( loss) before income taxes and discontinued operations	2,299,933	(444,399)	(5,506,468)

Provision for income taxes	-	-	-

Net income (loss) from continuing operations	2,299,933	(444,399)	(5,506,468)

Net income (loss) from discontinued operations	-	-	(20,248)

NET INCOME (LOSS)	$2,299,933	$(444,399)	$(5,526,716)

Net income (loss) per common share, basic	$0.00	$(0.00)

Net income (loss) per common share, fully diluted (Note 1)	$(0.00)	(Note 1)

Weighted average number of common shares outstanding, basic	579,680,751	180,182,586

Weighted average number of common shares outstanding, fully diluted	(Note 1)	(Note 1)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(formerly SYNDICATION.NET.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2004 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(formerly SYNDICATION.NET.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2004 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008

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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(formerly SYNDICATION.NET.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2004 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008

					Additional		Common
	Preferred stock		Common stock		Paid in	Deferred	Stock	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Subscriptions	Subscriptions	Deficit	Total
Balance forward	-	-	95,271,074	$9,528	$4,406,738	$-	$-	$-	$(6,840,246)	$(2,423,980)
Common stock issued in exchange notes payable in June 2006 at $0.0054 per share	-	-	1,851,852	185	20,371	-	-	-	-	20,556
Common stock issued for services rendered in July 2006 at $0.004 per share	-	-	3,250,000	325	12,675	-	-	-	-	13,000
Common stock issued in exchange notes payable in July 2006 at $0.0039 per share	-	-	2,564,103	256	24,359	-	-	-	-	24,615
Common stock issued in exchange notes payable in August 2006 at $0.0039 per share	-	-	3,846,154	385	36,538	-	-	-	-	36,923
Common stock issued in exchange notes payable in September 2006 at $0.0026 per share	-	-	3,846,154	385	31,538	-	-	-	-	31,923
Common stock issued in exchange notes payable in October 2006 at $0.0032 per share	-	-	7,738,096	774	24,107					24,881
Common stock issued in exchange notes payable in November 2006 at $0.0009 per share	-	-	12,777,777	1,277	30,667	-	-	-	-	31,944
Common stock and warrants issuable	-	-	-	-	-	-	2,500	2,460	-	4,960
Common stock issued in exchange notes payable in November 2006 at $0.002 per share	-	-	6,333,333	633	14,280	-	-	-	-	14,913
Common stock issued for services rendered in December 2006	-	-	-	-	69,472	-	-	-	-	69,472
Net loss	-	-	-	-	-	-	-	-	(204,704)	(204,704)
Balance, December 31, 2006 (restated)	-	$-	137,478,543	$13,748	$4,670,745	$-	$2,500	$2,460	$(7,044,950)	$(2,355,497)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(formerly SYNDICATION.NET.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2004 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008

					Additional		Common
	Preferred stock		Common stock		Paid in	Deferred	Stock	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Subscriptions	Subscriptions	Deficit	Total
Balance Forward	-	-	137,478,543	$13,748	$4,670,745	$-	$2,500	$2,460	$(7,044,950)	$(2,355,497)
Common stock issued in exchange notes payable in January 2007 at $0.0009 per share	-	-	14,444,444	1,444	12,056	-	-	-	-	13,500
Common stock issued in exchange notes payable in February 2007 at $0.0009 per share	-	-	20,888,888	2,088	16,712	-	-	-	-	18,800
Common stock issued in exchange notes payable in September 2007 at $0.0007 per share	-	-	14,285,714	1,428	8,572	-	-	-	-	10,000
Common stock issued to directors for services rendered in March 2007	-	-	48,040,000	4,804	43,236	-	-	-	-	48,040
Common stock issued for services rendered in March 2007 at $0.001	-	-	10,000,000	1,000	9,000	-	-	-	-	10,000
Common stock issued for loan fees in March 2007	-	-	21,709,000	2,173	19,538					21,711
Common stock issued in exchange notes payable in July 2007 at $0.0005 per share	-	-	11,568,627	1,157	4,743	-	-	-	-	5,900
Common stock issued in exchange notes payable in November 2007 at $0.0002 per share	-	-	43,859,648	4,386	5,614	-	-	-	-	10,000
Common stock issued in exchange notes payable in December 2007 at $0.0002 per share	-	-	150,000,000	15,000	15,000					30,000
Expiration of subscriptions	-	-	-	-	-	-	(2,500)	(2,460)		(4,960)
Net loss	-	-	-	-	-	-	-	-	(3,013,218)	(3,013,218)
Balance, December 31, 2007 (restated)	-	$-	472,274,864	$47,228	$4,805,216	$-	$-	$-	$(10,058,168)	$(5,205,724)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SYNDICATION, INC.
(A development stage company)
(formerly SYNDICATION.NET.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD JANUARY 1, 2004 (DATE OF INCEPTION OF DEVELOPMENT STAGE) THROUGH MARCH 31, 2008

					Additional		Common
	Preferred stock		Common stock		Paid in	Deferred	Stock	Warrant	Accumulated
	Shares	Amount	Shares	Amount	Capital	Costs	Subscriptions	Subscriptions	Deficit	Total
Balance forward	-	$-	472,274,864	$47,228	$4,805,216	$-	$-	$-	$(10,058,168)	$(5,205,724)
Common stock issued in exchange notes payable in January 2008 at $0.0008 per share	-	-	75,000,000	7,500	52,500	-	-	-	-	60,000
Common stock issued in exchange notes payable in February 2008 at $0.00085 per share	-	-	13,058,824	1,306	9,794	-	-	-	-	11,100
Common stock issued in exchange notes payable in February 2008 at $0.00085 per share	-	-	21,323,530	2,132	12,368	-	-	-	-	14,500
Common stock issued in exchange notes payable in March 2008 at $0.00085 per share	-	-	30,000,000	3,000	15,000	-	-	-	-	18,000
Common stock issued in exchange notes payable in March 2008 at $0.0004 per share	-	-	16,750,000	1,675	5,025	-	-	-	-	6,700
Common stock issued in exchange notes payable in March 2008 at $0.0003 per share	-	-	133,333,334	13,334	26,666	-	-	-	-	40,000
Net income	-	-	-	-	-	-	-	-	2,299,933	2,299,933
Balance, March 31, 2008	-	$-	761,740,552	$76,175	$4,926,569	$-	$-	$-	(7,758,235)	(2,755,491)

The accompanying notes are an integral part of these unaudited condensed financial statements

SYNDICATION, INC.
(A development stage company)
(formerly SYNDICATION.NET.COM, INC.)
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

	Three months ended March 31,		From inception of the development stage on January 1, 2004 through March 31,
	2008	2007	2008
		(restated)	(restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,299,933	$(444,399)	$(5,526,716)
Adjustments to net loss to net cash used in operations:
Depreciation	5,019	-	15,325
Common stock issued for services rendered	-	87,248	2,147,771
Common stock warrants issued for services rendered	-	4,920	-
Common stock issued in settlement of debt	50,300	-	174,200
Impairment of assets acquired with common stock	-	-	260,750
Beneficial conversion feature	-	-	50,000
Amortization of debt discount	47,514	34,231	686,308
Amortization of debt issuance cost	13,793	13,793	117,162
Gain (loss) on change in fair value of debt derivative and warrant liability	(2,726,165)	230,358	(391,916)
(Increase) decrease in:
Prepaid expenses	13	(12,500)	(417)
Accounts receivable	(9,013)	-	(9,013)
Deposits	(2,260)		(2,260)
(Decrease) increase in:
Accounts payable and accrued liabilities	95,867	(38,945)	(18,410)
Net cash used in operating activities	(224,999)	(125,294)	(2,497,216)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property, plant and equipment	(44,661)	-	(52,203)
Net cash used in investing activities	(44,661)	-	(52,203)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds (payments) from issuance of convertible debentures, net	-	-	1,250,000
Sale of common stock	-	-	50,000
Payment of debt issuance costs	-	-	(165,521)
Proceeds (payments) from notes payable, net	110,320	-	1,451,500
Payments of lease obligations	(3,565)	-	(3,565)
Net cash provided by financing activities	106,755	-	2,582,414

Net increase (decrease) in cash and cash equivalents	(162,905)	(125,294)	32,995

Cash and cash equivalents, beginning of period	195,914	205,561	14
Cash and cash equivalents, end of period	$33,009	$80,267	$33,009

SUPPLEMENTAL DISCLOSURES TO CASH FLOW INFORMATION
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$11,370

Non-Cash Financing Activities

Common stock issued for deferred fees	$-	$-	$373,749
Common stock issued for converting notes payable	$50,300	$-	$525,863
Common stock issued for services rendered	$-	$87,248	$1,443,232
Forgiveness of debt- related party	$-	$-	$24,678
Forgiveness of debt	$-	$-	$12,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the presentation of the accompanying unaudited condensed consolidated financial statements follows:

General

The accompanying unaudited condensed consolidated financial statements of Syndication, Inc., (“Syndication” or the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Accordingly, the results from operations for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated December 31, 2007 financial statements and footnotes thereto included in the Company's SEC Form 10-KSB/A.

Basis and business presentation

Syndication, Inc., formerly Syndication Net.com, Inc., is in the development stage and its efforts in the past have been principally devoted to acquiring controlling interests in or to participate in the creation of, and to provide financial, management and technical support to, development stage businesses, e-commerce businesses and traditional brick-and-mortar businesses. To date the Company has generated minimal revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. For the period from inception of development stage through March 31, 2008, the Company has accumulated losses of $5,526,716

The consolidated financial statements include the accounts of Syndication, Inc. and Sy-Med Decompression, Inc, which is a wholly owned subsidiary formed in Maryland in June 2007, and its wholly owned subsidiary, Syndicated Properties LLC, whose operations are discontinued in the current year. All significant inter-company transactions and balances have been eliminated in consolidation.

Organization

The financial statements presented are those of Syndication which was incorporated under the name of Generation Acquisition Corporation (“Generation”) on March 25, 1999 under the laws of the State of Delaware. Effective October 13, 2000, pursuant to an Agreement and Plan of Organization between Generation and Life2K, Generation issued 10,387,750 shares of its outstanding common stock for 100% of the outstanding shares of Life2K. As part of the transaction, Life2K was merged with and into Generation, Life2K was dissolved and Generation changed its name to Syndication Net.com, Inc. and then to Syndication, Inc.

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

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net income (loss) per share

The following is a reconciliation of net income and share amounts used in the computation of income (loss) per share for the three months ended March 31, 2008:

Three months ended March 31, 2008
Net income used in computing basic net income per share	$2,299,933
Impact of assumed assumptions:
Amortization of debt discount (interest expense) on convertible debentures	47,514
Impact of equity classified as liability:
Gain on warrant liability and debt derivative marked to fair value	(2,726,165)
Net loss in computing diluted net income (loss) per share	$(378,718)

The weighted average shares outstanding used in the basic net income per share computations for the three months ended March 31, 2008 and 2007 was 579,680,751 and 180,182,586, respectively. In determining the number of shares used in computing diluted loss per share for the three months ended March 31, 2007, common stock equivalents derived from shares issuable in conversion of the convertible debentures and exercise of warrants are not considered in the calculation of the weighted average number of common shares outstanding because they would be anti-dilutive, thereby decreasing the net loss per share. The weighted average common shares outstanding on a fully diluted basis for the three months ended March 31, 2008 and 2007 is 2,174,542,153 and 1,697,829,645, respectively. Fully diluted loss per share as of March 31, 2007 was $(0.00).

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

As of March 31, 2008, there were no outstanding employee stock options.

Research and Development

The Company accounts for research and development costs in accordance with the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 2 ("SFAS 2"), "Accounting for Research and Development Costs. Under SFAS 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and development costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. The Company has not incurred research and development expenses for the three months ended March 31, 2008 and 2007 and from January 1, 2004 (date of inception as development stage) through March 31, 2008, respectively.

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

NOTE 1 -   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Liquidity

As shown in the accompanying financial statements, the Company incurred net loss from operations of $5,526,716 from its inception as a development stage company on January 1, 2004 through March 31, 2008. The Company's current liabilities exceeded its current assets by $2,026,041 as of March 31, 2008.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the three months ended March 31, 2008 and 2007 was $6,970 and $-0-.

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

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 (SFAS 161). The SFAS 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities and requires companies to better convey the purpose of derivative use in terms of the risks they intend to manage. Disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows are required. This Statement retains the same scope as SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and is effective for fiscal years and interim periods beginning after November 15, 2008. We do not expect the adoption of SFAS No. 161 to have a material impact, if any, on our consolidated financial statements.

In February 2008, the FASB issued a FASB Staff Position (FSP) on Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (FSP FAS 140-3). This FSP addresses the issue of whether the transfer of financial assets and the repurchase financing transactions should be viewed as two separate transactions or as one linked transaction. The FSP includes a rebuttable presumption that the two transactions are linked unless the presumption can be overcome by meeting certain criteria. The FSP will be effective for fiscal years beginning after November 15, 2008 and will apply only to original transfers made after that date; early adoption will not be allowed. We do not expect the adoption of FSP FAS 140-3 to have a material impact, if any, on our consolidated financial statements.

NOTE 2 - CAPITAL LEASE OBLIGATIONS

Equipment includes the following amounts for capitalized leases at March 31 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007
Equipment	$96,288	$96,288
Less: Accumulated depreciation and amortization	13,607	10,306
Net book value	$82,681	$85,982

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

NOTE 2 - CAPITAL LEASE OBLIGATIONS (continued)

Future minimum lease payments required under the capital leases are as follows:

	March 31, 2008	December 31, 2007
Total minimum lease payments	$90,975	$96,782
Less: amount representing interest	18,672	20,914
Subtotal	72,303	75,868
Less current portion	15,379	14,926
Long term portion	$56,924	$60,942

Following is a schedule of the Company's future minimum capital lease obligations:

Year ended December 31,
2008	$17,421
2009	23,228
2010	23,228
2011	23,228
2012	3,870
Total	$90,975

The present value of minimum capital lease obligations amounts to $72,303.

NOTE 3 -   NOTES PAYABLE

At March 31, 2008 and December 31, 2007, the Company had three notes payable totaling $108,011. These notes are unsecured and due on demand. Interest on two of these notes, totaling $78,011 is due at 12% p.a., the third note of $30,000 carries a one time non-accruing interest fee of $3,000 dollars flat.

NOTE 4 -   RELATED PARTY TRANSACTIONS

Notes payable to a related party consisted of the following at March 31, 2008 and December 31, 2007:

	March 31, 2008	December 31, 2007

Note payable to a related party, due on demand, plus interest at 12% per annum, unsecured.	$776,107	$765,787
Less: Current Portion	(776,107)	(765,787)

Long-Term Notes Payable to a Related Party	$-	$-

The Company has a total of $16,831 accrued interest payable - related party as of March 31, 2008

During the three months ended March 31, 2008, the Company borrowed $90,000 from the related party and the related party assigned $100,000 in notes payable to a third party. The Company repaid the assigned note by issuing Company common stock.

Certain related parties have from time to time advanced funds to the Company for working capital purposes. The advances are non-interest bearing and are payable on demand. As of March 31, 2008, the Company owed $179,407 for related party advances.

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

NOTE 5 - CONVERTIBLE DEBENTURES

A summary of convertible debentures for March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
Convertible debentures, interest rate 7% per annum, due on demand. Note holder has an option to convert principal to the Company’s common stock at 60% of the weighted average price for five days immediately preceding conversion date, but not including conversion date with a minimum conversion price of $0.0002 per share. The notes are unsecured	$60,000	60,000

Convertible debentures; interest rate 12% per annum,; due three years from the date of the note; note holder has the option to convert unpaid note principal to the Company’s common stock at the lower of (i) $0.032 or (ii) 85% of the lowest weighted average price during 30 trading days immediately preceding the conversion date, but not including conversion date. The Company granted the note holder a security interest in substantially all of the Company’s assets and intellectual property and registration rights.	$975,800	$1,026,100
Total:	1,035,800	1,086,100
Less: unamortized debt discount	(289,492)	(387,306)
Net	746,308	698,794
Less current maturities	655,623	177,561
Long term portion	$90,685	$521,233

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

The Company entered into a Securities Purchase Agreement with an accredited investor on December 30, 2005 for the issuance of an aggregate of $2,000,000 of convertible notes (“Convertible Notes”), and attached to the Convertible Notes were warrants to purchase 120,000,000 shares of the Company’s common stock. The Convertible Notes accrues interest at 12% per annum, payable and due three years from the date of the note. The noteholder has the option to convert any unpaid note principal to the Company’s common stock at a rate of the lower of (i) $0.0132 or (ii) 85% of the lowest weighted average price during the 30 trading days immediately preceding the conversion date. not including conversion date. During the year ended December 31, 2005 and 2006, the Company issued to the investors Convertible Notes in a total amount of $1,150,000 in exchange for net proceeds of $950,872. The proceeds that the Company received were net of related fees and costs of $199,128.

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

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

NOTE 5 - CONVERTIBLE DEBENTURES (continued)

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

•	Accreted principal of $686,308 and $638,794 as of March 31, 2008 and December 31, 2007, respectively.

Aggregate maturities of long-term debt as of March 31, 2008 are as follows:

Fiscal Year	Amount
2008	$125,800
2009	850,000
2010	-
2011 and after	-
$975,800

NOTE 6 -   CAPITAL STOCK

Preferred stock

The shareholders of the Company have authorized 20,000,000 shares of preferred stock with a par value of $0.0001. The terms of the preferred stock are to be determined when issued by the board of directors of the Company. The Company has not issued any preferred stock as of March 31, 2008.

Common stock

The shareholders of the Company have authorized 3,000,000,000 shares of common stock with a par value of $0.0001. As of March 31, 2008 and December 31, 2007, there were 761,740,552 and 472,274,864 shares of common stock outstanding, respectively.

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

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

NOTE 6 -   CAPITAL STOCK (continued)

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

During the year ended December 31, 2007, the Company issued an aggregate of 255,047,321 shares of common stock in exchange for notes payable of $109,909.

During the year ended December 31, 2007, the Company issued an aggregate of 21,709,000 shares of common stock for loan fees valued at $21,709.

During the three months ended March 31, 2008, the Company issued an aggregate of 289,465,688 shares of common stock in exchange for notes payable of $150,300.

NOTE 7 - WARRANTS AND OPTIONS

The following table summarizes warrant activity during from January 1, 2007 through March 31, 2008:

	Options	Options
	and Warrants	or Warrants
	Outstanding	Price Per Share
Outstanding at January 1, 2007	120,000,000	$0.008 - 0.10
Warrants issued	-	-
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at December, 31, 2007	120,000,000	0.574
Warrants issued	-	-
Expired	-	-
Forfeited	-	-
Exercised	-	-
Outstanding at March 31, 2008	120,000,000	0.574

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

NOTE 7 - WARRANTS AND OPTIONS (continued)

The following table summarizes information about warrants outstanding at March 31, 2008:

	Outstanding			Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life (years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.008	36,000,000	3.75	$0.008	36,000,000	$0.008
0.01	36,000,000	3.75	0.01	36,000,000	0.01
0.02	21,000,000	3.75	0.02	21,000,000	0.02
0.05	16,000,000	3.75	0.05	16,000,000	0.05
0.10	11,000,000	3.75	0.10	11,000,000	0.10

$0.008-0.10	120,000,000	3.75	$0.574	120,000,000	$0.574

The Company does not have any outstanding options as of March 31, 2008 and 2007.

NOTE 8 - GOING CONCERN MATTERS

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements the Company has incurred losses from operations of $5,526,716 from date of inception to March 31, 2008.

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

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS

The accompanying financial statements for the year ended December 31, 2007 (balance sheet) and for the three months ended March 31, 2007 as well as the period January 1, 2004 (date of inception) through March 31, 2007 has been restated for the purpose of correcting errors determining the fair value of debt derivatives and the Company’s outstanding warrants to acquire the Company’s common stock.

Accordingly, the Company restated the financial statements as of and for the year ended December 31, 2007 and the three months ended March 31, 2007.

The result of the December 31, 2007 Condensed Consolidated Balance Sheet restatement is to:
-	Increase derivative and warrant liabilities by $374,204 due to errors in fair value calculations
-	Increase deficit accumulated during development stage by $374,204.

The changes in reported amounts are summarized in the following reconciliations of the Company’s restatement of the Condensed Consolidated Balance Sheet as of December 31, 2007:

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	As of December 31, 2007
	(As Restated)	(As Reported)

ASSETS	$344,478	344,478

LIABILITIES AND DEFICIENCY IN STOCKHOLDERS' EQUITY

Total Current Liabilities	1,483,778	1,483,778

Derivative and warrant Liability	3,484,249	3,110,045

Long term debt	582,175	582,175

Deficiency in Stockholders' Equity:
Preferred Stock	-	-
Common Stock	47,228	47,228
Additional Paid-In-Capital	4,805,216	4,805,216
Deficit Accumulated Prior to Development Stage	(2,231,519)	(2,231,519)
Deficit Accumulated During Development Stage	(7,826,649)	(7,452,445)
Total Stockholders' Deficit	(5,205,724)	(4,831,520)
Total Liabilities and Deficiency in Stockholders' Equity	$344,478	344,478

For both the three months ended as well as the period January 1, 2004 through March 31, 2007, the result of the March 31, 2007 Condensed Consolidated Income Statement restatement is:

-	Increase the loss on change in fair value of debt derivative and warrant liability by $56,484

	For the three months ended March 31, 2007		For the Period January 1, 2004 (Date of Inception) Through March 31, 2007
	(As Restated)	(As Reported)	(As Restated)	(As Reported)

Operating Expenses:
Selling general and administrative	$113,133	$113,133	$3,346,467	$3,346,467

Total Operating Expenses	113,133	113,133	3,346,467	3,346,467
Operating Loss	(113,133)	(113,133)	(3,346,467)	(3,346,467)

Net gain/(loss) on revaluation of debt derivative and warrant liability	(230,358)	(173,874)	(1,804,680)	(1,748,196)
Other income (expense)	(21,709)	(21,709)	(871,143)	(871,143)
Interest income (expense)	(79,199)	(79,199)	(429,327)	(429,327)

Net Income (Loss)	$(444,399)	$(387,915)	$(6,451,617)	$(6,395,133)
Gain (Loss) per common share	$(0.00)	$(0.00)
(basic and assuming dilution)
Weighted average shares outstanding	180,182,586	180,182,586

The result of the Cash Flow restatement is to:

-	Increase in loss for the three months ended March 31, 2007 as described above
-	Change the reported loss on change in debt derivative and warrant liability with the cash used in operating activities

SYNDICATION, INC.
(Formerly Syndication Net.com, Inc)
(A Development Stage Company)
Notes to the Unaudited Condensed Consolidated Financial Statements
March 31, 2008

NOTE 9 - RESTATEMENT OF FINANCIAL STATEMENTS (continued)

	For the Three months ended March 31, 2007		For the Period January 1, 2004 (Date of Inception) Through March 31, 2007
	(As Restated)	(As Reported)	(As Restated)	(As Reported)
Cash Flows from operating activities:

Net loss	$(444,399)	$(387,915)	$(6,451,617)	$(6,395,133)
Summary of adjustments to reconcile net loss to net cash (used in) operating activities:

Change in fair value of debt derivative and warrant liabilities	230,358	173,874	1,804,680	1,748,196

Other operating activities - see Cash Flow statement for full details	88,747	88,747	3,787,277	3,787,277
Net cash (used in) operating activities	(125,294)	(125,294)	(859,660)	(859,660)

Cash flows from investing activities:
- see Cash Flow statement for full details
Net cash (used in) investing activities	-	-	(824,126)	(824,126)

Cash flows from financing activities:
- see Cash Flow statement for full details
Net cash provided by financing activities	-	-	1,764,039	1,764,039
Increase (decrease) in cash and cash equivalents	(125,294)	(125,294)	80,253	80,253
Cash and cash equivalents, beginning of year	205,561	205,561	14	14
Cash and cash equivalents, end of year	$80,267	80,267	$80,253	80,267

NOTE 10 - SUBSEQUENT EVENTS

During the period from April 1st 2008 through May 19th 2008, the Company issued 135,666,666 shares of common stock at prices between $0.00017 - $0.0008 for the purposes of debt retirement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

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

The Company no longer intends to acquire the assets of Tri-State. All negotiations related to this effect have been discontinued.

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

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008

The following discussion should be read in conjunction with the financial statements included in this report and is qualified in its entirety by the foregoing.

FORWARD LOOKING STATEMENTS

Certain statements in this report, including statements of our expectations, intentions, plans and beliefs, including those contained in or implied by "Management's Discussion and Analysis" and the Notes to Financial Statements, are "forward-looking statements", within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), that are subject to certain events, risks and uncertainties that may be outside our control. The words “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “will”, and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update or revise any forward-looking statements. These forward-looking statements include statements of management's plans and objectives for our future operations and statements of future economic performance, information regarding our expansion and possible results from expansion, our expected growth, our capital budget and future capital requirements, the availability of funds and our ability to meet future capital needs, the realization of our deferred tax assets, and the assumptions described in this report underlying such forward-looking statements. Actual results and developments could differ materially from those expressed in or implied by such statements due to a number of factors, including, without limitation, those described in the context of such forward-looking statements.

CRITICAL ACCOUNTING POLICIES

During the preparation of the financial statements Management is required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, Management evaluates its estimates and judgments, including those related to sales, returns, pricing concessions, bad debts, inventories, investments, fixed assets, intangible assets, income taxes and other contingencies. Management bases its estimates on historical experience and on various other assumptions that it believes are reasonable under current conditions.  Actual results may differ from these estimates under different assumptions or conditions.

In response to the SEC’s Release No. 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policy,” Management identified the most critical accounting principals upon which its financial status depends.  Management determined that those critical accounting principles are related to the use of estimates, inventory valuation, revenue recognition, income tax and impairment of intangibles and other long-lived assets. Management presents these accounting policies in the relevant sections in this management’s discussion and analysis, including the Recently Issued Accounting Pronouncements discussed below.

Revenue Recognition. Management recognizes sales when the revenue is realized or realizable, and has been earned, in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition in Financial Statements”.

Accounts Receivable, Trade and Allowance for Doubtful Accounts. Our business operations are conducted in the United States. During the normal course of business, The Company extends unsecured credit to its customers. There is a balance of $9,013 for accounts receivable, trade outstanding at March 31, 2008. Management reviews accounts receivable on a regular basis to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is recorded when collection of the full amount is no longer probable. Due to the uncertainty collectability of Sy-Med revenue, all revenue is fully reserved at the time of services.

Inventories. Inventories are stated at the lower of cost or market using the weighted average method. The Company reviews its inventory on a regular basis for possible obsolete goods or to determine if any reserves are necessary for potential obsolescence.  As of March 31, 2008, the Company has determined that no reserves are necessary.

Derivative Financial Instruments. The Company's derivative financial instruments consisted of embedded derivatives related to the Secured Convertible Debentures issued in 2005 and 2006. These embedded derivatives included certain conversion features, variable interest features, call options and default provisions. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the Note Agreement and at fair value as of each subsequent balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives is lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. Conversion-related derivatives were valued using the Black Scholes Option Pricing Model. The derivatives were classified as long-term liabilities.

Off-Balance Sheet Arrangements. The Company has not entered into any financial guarantees or other commitments to guarantee the payment obligations of any third parties. The Company has not entered into any derivative contracts that are indexed to The Company’s shares and classified as shareholder’s equity or that are not reflected in The Company’s financial statements. Furthermore, The Company does not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. The Company does not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to the Company or engages in leasing, hedging or research and development services with The Company.

Inflation. Management believes that inflation has not had a material effect on its operations to date.

Income Taxes. Management has adopted Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (SFAS 109).  SFAS 109 requires the recognition of deferred income tax liabilities and assets for the expected future tax consequences of temporary differences between income tax basis and financial reporting basis of assets and liabilities.  Provision for income taxes consist of taxes currently due plus deferred taxes. The charge for taxation is based on the results for the year as adjusted for items, which are non-assessable or disallowed.  It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date.

Deferred tax is accounted for using the balance sheet liability method in respect of temporary differences arising from differences between the carrying amount of assets and liabilities in the financial statements and the corresponding tax basis used in the computation of assessable tax profit.  In principle, deferred tax liabilities are recognized for all taxable temporary differences, and deferred tax assets are recognized to the extent that it is probably that taxable profit will be available against which deductible temporary differences can be utilized. Deferred tax is calculated at the tax rates that are expected to apply to the period when the asset is realized or the liability is settled.  Deferred tax is charged or credited in the income statement, except when it related to items credited or charged directly to equity, in which case the deferred tax is also dealt with in equity. Deferred tax assets and liabilities are offset when they related to income taxes levied by the same taxation authority and the Company intends to settle current tax assets and liabilities on a net basis.

RESULTS OF OPERATIONS

Net Income / Loss

We had net income (loss) of $2,299,933 and $(444,399) for the three months ended March 31, 2008 and 2007, respectively. The net income for the three months ended reflects a gain on change in our derivative and warrant liabilities of $2,726,165 compared to a loss of $230,358 the same period prior year. Losses from operations were $269,859 and $113,133 for the three months ended March 31, 2008 and 2007, respectively. The losses are also a function of having little or no revenues for the periods.

Revenue

We recorded revenues of $20,213 and $ -0- for the three months ended March 31, 2008 and 2007, respectively. This result is a function of the development stage of the Company and the lack of business during the periods. . The revenues were earned in the course of business of SyMed Decompression Inc.

Cost of Goods Sold

Inasmuch as there were no goods sold during the three month periods ended March 31, 2008 and 2007, we incurred no cost of goods sold.

Gain/loss on change in derivative and warrant liability

For the three months ended March 31, 2008, we have a gain in change in derivative and warrant liability of $2,726,165 as compared to a loss of $230,358 from the prior year.

Expenses

Operating expenses for the three months ended March 31, 2008 and 2007 were $283,359 and $113,133, respectively.

Liquidity and Capital Resources

Net cash flows used by operating activities were $224,999 and $125,294 for the three months ended March 31, 2008 and 2007, respectively. This was primarily attributable to losses from operations due to low level of revenues while we develop our businesses.

Net cash flows used in investing activities for the three months ended March 31, 2008 and 2007 were $44,661 and $-0-, respectively, which resulted from our equipment purchased for our Sy-Med business.

Net cash flows provided by financing activities were $106,755 and $-0- for the three months ended March 31, 2008 and 2007, respectively, which resulted from additional borrowings.

Overall, we have funded most of our cash needs from inception through March 31, 2008 with proceeds from shareholder loans, issuances of convertible debentures and capital contributions.

On March 31, 2008, we had cash of $33,009 on hand. We anticipate raising funds through an equity or debt offering or with a strategic partner in order to enable us to continue operations.

During the three-month period ended March 31, 2008, the Company has not entered into any new transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. However, our derivative and warrant liabilities are valued based on our underlying stock price and are adjusted each reporting period to their fair values.

During the three-month period ended March 31, 2008, the Company has no material purchases of investments, except for equipment used in our Sy-Med business.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, operations of the Company are exposed to fluctuations in interest rates. These fluctuations can vary the costs of financing and investing yields. During the first three months of 2008, the Company has not utilized any financing arrangements or investing arrangements and is not currently subject to any market risk.

ITEM 4(A) - CONTROLS AND PROCEDURES

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2008, that the design and operation of the Company's "disclosure controls and procedures" (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are, to the best of their knowledge, not yet effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the quarter ended March 31, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

ITEM 4(A)T - INTERNAL CONTROL OVER FINANCIAL REPORTING

(a)           The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not yet effective as of March 31, 2008. See the discussion under Item 4(A) above.

(b)           This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

(c)           There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the chief financial officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

31.1	Certification of the Chief Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

31.2	Certification of the Chief Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Company's Chief Executive Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. SS. 1350 Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SYNDICATION, INC.
(Registrant)

May 20, 2008	/s/Brian Sorrentino
Brian Sorrentino
Chief Executive Officer
(Principal Executive Officer)

May 20, 2008	/s/Mrutyunjaya S. Chittavajhula
Mrutyunjaya S. Chittavajhula
Chief Financial Officer
(Principal Accounting Officer)